Form 10-Q
period 1995-09-30
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1995-11-20
CIK 87822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 1995

                                       OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(D)
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM          TO
                                                --------    --------

                        COMMISSION FILE NUMBER 0-4882

                     SCIENTIFIC SOFTWARE-INTERCOMP, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             COLORADO                                84-0581776
  -----------------------------------------------------------------------
  STATE (OR OTHER JURISDICTION OF                  (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

               1801 CALIFORNIA STREET, DENVER, COLORADO 80202
  -----------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                               (303) 292-1111
  -----------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED FROM LAST
                                  REPORT).

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES       X             NO
                                 ---------              ---------

 NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE OUTSTANDING AT OCTOBER 31, 1995:
                                   8,255,709
                                   ---------

                       (THIS FORM 10-Q INCLUDES 16 PAGES)

                                     INDEX


PART I.      FINANCIAL INFORMATION                                                  PAGE
                                                                                    ----
             CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 1995 AND                   3
             DECEMBER 31, 1994

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE                           4
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE                           5
             NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              6

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                       8
             CONDITION AND RESULTS OF OPERATIONS

PART II.     OTHER INFORMATION                                                       15

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                September 30,         December 31,
                                                                                     1995                 1994
                                                                               ---------------        -------------
                                   ASSETS

 Current Assets
      Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .     $           284        $         588
      Accounts receivable, net of allowance for doubtful
          accounts of $2,649 and $2,825  . . . . . . . . . . . . . . . . .              10,664               10,199
      Work in progress . . . . . . . . . . . . . . . . . . . . . . . . . .               5,343                4,975
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . .                 782                1,055
                                                                               ---------------        -------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .              17,073               16,817
                                                                               ---------------        -------------
 Software, net of accumulated amortization of
      $29,646 and $25,524  . . . . . . . . . . . . . . . . . . . . . . . .              27,666               27,384
                                                                               ---------------        -------------
 Property and Equipment, net of accumulated depreciation
      and amortization of $6,260 and $5,589  . . . . . . . . . . . . . . .               1,580                1,917
                                                                               ---------------        -------------
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,214                2,214
                                                                               ---------------        -------------
                                                                               $        48,533        $      48,332
                                                                               ===============        =============
                  LIABILITIES, REDEEMABLE PREFERRED STOCK,
                          AND STOCKHOLDERS' EQUITY
 Current Liabilities
      Note payable and current portion of long-term obligations  . . . . .     $           399        $         286
      Note payable to bank . . . . . . . . . . . . . . . . . . . . . . . .               2,400                1,000
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .               3,122                2,703
      Accrued salaries and fringe benefits . . . . . . . . . . . . . . . .                 989                1,387
      Accrued lease obligations  . . . . . . . . . . . . . . . . . . . . .                 219                  570
      Deferred maintenance and other revenue . . . . . . . . . . . . . . .               3,275                2,266
      Other current liabilities  . . . . . . . . . . . . . . . . . . . . .               1,402                1,472
                                                                               ---------------        -------------
          Total current liabilities  . . . . . . . . . . . . . . . . . . .              11,806                9,684
                                                                               ---------------        -------------
 Accrued Lease Obligations . . . . . . . . . . . . . . . . . . . . . . . .                 579                  720
                                                                               ---------------        -------------
 Long-Term Obligations . . . . . . . . . . . . . . . . . . . . . . . . . .                 346                  331
 Convertible Debentures  . . . . . . . . . . . . . . . . . . . . . . . . .               1,660                1,750

 Redeemable Preferred Stock
      Series A Convertible Preferred Stock, $5 par value;
      1,200,000 shares authorized, 800,000 shares issued
      and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . .               4,000                4,000
                                                                               ---------------        -------------
 Stockholders' Equity
      Common stock, no par value; $.10 stated value;
      25,000,000 shares authorized, 8,255,000 and
      8,056,000 shares issued and outstanding  . . . . . . . . . . . . . .                 825                  806
      Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .              48,782               48,233
      Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . .             (18,963)             (16,635)
      Cumulative foreign currency translation adjustment . . . . . . . . .                (502)                (557)
                                                                               ---------------        -------------
          Total stockholders' equity . . . . . . . . . . . . . . . . . . .              30,142               31,847
                                                                               ---------------        -------------
                                                                               $        48,533        $      48,332
                                                                               ===============        =============


   The accompanying notes are an integral part of the consolidated financial statements.

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                       September 30,
                                                         ----------------------------        ---------------------------
                                                            1995              1994              1995             1994
                                                         ----------        ----------        ----------       ----------
REVENUE
    Consulting and training   . . . . . . . . . . .      $    3,599        $    4,403        $   11,077       $   11,524
    Licenses and maintenance  . . . . . . . . . . .           1,528             2,943             6,049            9,292
    Other   . . . . . . . . . . . . . . . . . . . .             297                68               517              242
                                                         ----------        ----------        ----------       ----------
                                                              5,424             7,414            17,643           21,058
                                                         ----------        ----------        ----------       ----------
COSTS AND EXPENSES
    Costs of consulting and training  . . . . . . .           3,300             2,776             8,828            7,638
    Costs of licenses and maintenance,
         including software amortization of
         $1,375, $1,200, $4,125 and $3,600  . . . .           1,853             1,809             5,186            5,071
    Contract cost accruals (reversals)  . . . . . .             ---               ---               ---               (4)
    Costs of other revenue  . . . . . . . . . . . .             178                41               311              145
    Selling, general and administrative   . . . . .           1,259             2,006             4,858            5,601
    Software research and development   . . . . . .             150                93               450              407
                                                         ----------        ----------        ----------       ----------
                                                              6,740             6,725            19,633           18,858
                                                         ----------        ----------        ----------       ----------
INCOME FROM OPERATIONS                                       (1,316)              689            (1,990)           2,200

Other Income (Expense)
    Interest income (expense)   . . . . . . . . . .             (51)               (8)             (171)            (337)
    Foreign exchange gains (losses)   . . . . . . .              14               (13)              (17)             (56)
                                                         ----------        ----------        ----------       ----------
Income Before Income Taxes  . . . . . . . . . . . .          (1,353)              668             2,178            1,807

Provision For Income Taxes  . . . . . . . . . . . .              50                25               150              260
                                                         ----------        ----------        ----------       ----------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . .      $   (1,403)       $      643        $   (2,328)      $    1,547
                                                         ==========        ==========        ==========       ==========
Weighted Average Number of Common and
    Common Equivalent Shares Outstanding  . . . . .           8,191             8,338             8,152            6,666
                                                         ==========        ==========        ==========       ==========
Income (Loss)Per Common and Common
    Equivalent Share  . . . . . . . . . . . . . . .      $    (0.17)       $     0.08        $    (0.29)            0.23
                                                         ==========        ==========        ==========       ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   Nine Months Ended September 30,
                                                                                  ----------------------------------
                                                                                      1995                  1994
                                                                                  -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $      (2,328)       $       1,547
                                                                                  -------------        -------------
   Adjustments:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . .                 4,703                4,140

    Contract cost accruals (reversals)  . . . . . . . . . . . . . . . . .                     -                   (4)
       Provision for losses on accounts receivable  . . . . . . . . . . .                  (176)                  45
   Changes in operating assets and liabilities:
    Decrease in accounts receivable
       and work in progress . . . . . . . . . . . . . . . . . . . . . . .                  (657)              (3,390)
    Increase (decrease) in other assets   . . . . . . . . . . . . . . . .                   273                 (197)

    Decrease in accounts payable and
       accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .                   (49)              (2,067)
    Decrease in accrued lease obligations   . . . . . . . . . . . . . . .                  (492)                (374)
    Increase in deferred revenue  . . . . . . . . . . . . . . . . . . . .                 1,009                  247
                                                                                  -------------        -------------
       Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . .                 4,611               (1,600)
                                                                                  -------------        -------------
       Net cash provided by operating activities  . . . . . . . . . . . .                 2,283                  (53)
                                                                                  -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capitalized software costs   . . . . . . . . . . . . . . . . . . . . .                (4,404)              (4,017)
   Purchases of equipment   . . . . . . . . . . . . . . . . . . . . . . .                  (334)                (768)
                                                                                  -------------        -------------
       Net cash (utilized in) investing activities  . . . . . . . . . . .                (4,738)              (4,785)
                                                                                  -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Sales of common stock  . . . . . . . . . . . . . . . . . . . . . . . .                   568               10,710

   Bank borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,400                  104
   Repayments of bank borrowings  . . . . . . . . . . . . . . . . . . . .                     -               (5,132)
   Proceeds from (repayments of) other obligations  . . . . . . . . . . .                   128                 (347)
                                                                                  -------------        -------------
       Net cash provided by financing activities  . . . . . . . . . . . .                 2,096                5,335
                                                                                  -------------        -------------
Effect of exchange rates on cash  . . . . . . . . . . . . . . . . . . . .                    55                  119
                                                                                  -------------        -------------
Net (decrease) increase in cash and cash equivalents  . . . . . . . . . .                  (304)                 616
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .                   588                  139
                                                                                  -------------        -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . .                   284        $         755
                                                                                  =============        ===============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:

   Interest, net of amounts capitalized   . . . . . . . . . . . . . . . .         $         348        $         356
   Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   223                  378
Exchange of convertible debenture for common stock  . . . . . . . . . . .                     -                1,750
Prior year compensation, services, and expenses paid in stock . . . . . .                     -                  343

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

This report includes the consolidated financial statements of Scientific Software-Intercomp, Inc., and its wholly-owned subsidiaries. The consolidated balance sheet as of December 31, 1994, is excerpted from the unaudited financial statements for the year then ended. The consolidated financial statements for the interim periods ended September 30, 1995 and 1994, reflect all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows, as of the dates and for the periods presented. Operating results for the three and nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

The Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE 2 - BANK CREDIT AGREEMENT

Effective October 15, 1995, the Company renewed its primary bank line of credit to March 31, 1996, which includes a loan agreement with the bank that provides for a revolving credit facility pursuant to which the Company may utilize up to $5.13 million for: (a) short-term borrowings for working capital purposes, and
(b) the issuance of letters of credit for bid guarantees, performance bonds, and advance payment guarantees. The facility was reduced from $6.0 million.

Borrowings and outstanding letters of credit are collateralized by substantially all the Company's assets, excluding those of the Company's Canadian subsidiary. The maximum amount of cash borrowings and letters of credit that may be outstanding at any time is determined by a borrowing base formula related to available collateral. The credit facility consists of a foreign portion under which up to $4.5 million cash borrowings and letters of credit may be outstanding if sufficient collateral of foreign accounts receivable is available and a domestic portion under which up to $633,000 of letters of credit only may be outstanding if sufficient collateral of domestic accounts receivable is available.

The foreign portion of the credit facility is supported by a $4.5 million guarantee by the Export-Import Bank of the United States. In addition, the Company's primary bank has requested the Export-Import Bank to extend expiration of the guarantee to June 15, 1996 in anticipation of extending the revolving credit facility to a longer maturity after the bank has additional time to assess the Company's future performance.

As of September 30, 1995, the borrowing base, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:

                                                                    (In thousands)
    Revolving credit facility limit . . . . . . . . . . . . . . .     $   5,133
                                                                      =========
    Borrowing base (limited by insurance coverage and amount of
    qualified receivables)  . . . . . . . . . . . . . . . . . . .     $   3,900
    Amounts outstanding:
         Short-term cash borrowings . . . . . . . . . . . . . . .     $   2,400
         Letters of credit  . . . . . . . . . . . . . . . . . . .           955
                                                                      ---------
                                                                      $   3,355
                                                                      =========
    Credit available as of September 30, 1995 . . . . . . . . . .     $     505
                                                                      =========

Interest rates applicable to short-term cash borrowings under the foreign portion of the credit facility are equal to the bank's prime rate of interest plus 1.5% Interest rates applicable to short-term cash borrowings related to the bank's payment, if any, under letters of credit issued under the domestic portion of the credit facility are equal to the bank's prime rate of interest plus 2.5%. At September 30, 1995, interest rates applicable to short-term cash borrowings were 10.25% and 11.25% for the foreign and domestic portions of the line of credit, respectively. The Company pays 2% annually for outstanding letters of credit. The agreement requires that the Company meet certain requirements regarding operating results and financial condition, and prohibits the Company from paying dividends without the bank's prior written consent.

The Company pays to the Export-Import Bank an annual fee of $67,500, equal to 1.5% of the amount of the guarantee. In addition, the Company is required to purchase credit insurance for foreign receivables only at a cost of 0.44% of the amount of the insured receivables.

In January 1995, the Company's United Kingdom subsidiary obtained a bank line of credit of $300,000 for working capital financing of its projects. This line of credit is collateralized by a letter of credit for $300,000, which was issued by the Company's primary bank pursuant to the revolving credit facility described above. Interest related to borrowings on the United Kingdom line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.75%. At September 30, 1995, the United Kingdom subsidiary had approximately $166,000 outstanding under the line of credit.

The Company's Canadian subsidiary has a bank line of credit of approximately $150,000 for working capital financing of its projects. At September 30, 1995, the Canadian subsidiary had no outstanding borrowings under this arrangement. Interest related to borrowings on the Canadian line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.25%.

NOTE 3 - CONTINGENCIES

Other assets at September 30, 1995 and December 31, 1994 includes $470,000 related to a claim for costs incurred pursuant to a gas pipeline project in India. Depending on the amount collected on a claim by the primary contractor against the ultimate customer, the Company could receive up to $1.4 million.

The Company's long-term services contracts generally include provisions for penalty charges for delay in the completion of contracts. In the first quarter of 1995, the Company did not complete a contract on a timely basis that could have resulted in significant penalties if the Company was determined to be at fault. Management believes failure to complete the project timely is due to the customer and that no penalties will be incurred. During the third quarter of 1995, the Company resolved the issue with the customer with no penalties being assessed and received full payment on the project.

On October 5, 1995, a claim was filed against the Registrant entitled, Marshall Wolf on his behalf and on behalf of all others similarly situated, Plaintiff vs. E.A. Breitenbach, R.J. Hottovy, Jimmy L. Duckworth, and Scientific Software- Intercomp, Inc., in the United States District Court for the District of Colorado. The Complaint alleges that the Defendants, who include the current President and Chief Executive Officer of the Registrant, its current Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing misleading public statements with respect to financial results for the first three fiscal quarters of the Registrant's 1994 fiscal year arising out of the Company's contracts with value added resellers and the obligations of such customers to make payments under the contracts. The Plaintiff seeks to have the court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Registrant during the period from May 20, 1994 through July 10, 1995, with certain exclusions. It is the position of the Company and the other Defendants that no violation of securities laws or regulations occurred and that the Complaint is without merit. Accordingly, it is the intention of the Company and the other Defendants to vigorously defend the claims.

NOTE 4 - INCOME TAXES

The Company's income tax expense is primarily due to foreign taxes withheld at the source on sales in some foreign countries. Consequently, these taxes cause the Company's effective tax rate to vary from the Federal statutory rate and the Company incurred a current tax provision in spite of a loss in the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Overall Financial Position. At September 30, 1995, the Company's working capital ratio was 1.4 to 1 based on current assets of $17 million and current liabilities of $11.8 million. The Company's working capital ratio at December 31, 1994 was 1.7 to 1 based on current assets of $16.8 million and current liabilities of $9.7 million. Total stockholders' equity was $30.1 million at September 30, 1995 and $31.8 million at December 31, 1994.

BANK REVOLVING CREDIT FACILITY

Effective October 15, 1995, the Company renewed its primary bank line of credit to March 31, 1996, which includes a loan agreement with the bank that provides for a revolving credit facility pursuant to which the Company may utilize up to $5.13 million for: (a) short-term borrowings for working capital purposes, and
(b) the issuance of letters of credit for bid guarantees, performance bonds, and advance payment guarantees. The facility was reduced from $6.0 million.

Borrowings and outstanding letters of credit are collateralized by substantially all the Company's assets, excluding those of the Company's Canadian subsidiary. The maximum amount of cash borrowings and letters of credit that may be outstanding at any time is determined by a borrowing base formula related to available collateral. The credit facility consists of a foreign portion under which up to $4.5 million cash borrowings and letters of credit may be outstanding if sufficient collateral of foreign accounts receivable is available and a domestic portion under which up to $633,000 of letters of credit only may be outstanding if sufficient collateral of domestic accounts receivable is available.

The foreign portion of the credit facility is supported by a $4.5 million guarantee by the Export-Import Bank of the United States. In addition, the Company's primary bank has requested the Export-Import Bank to extend expiration of the guarantee to June 15, 1996 in anticipation of extending the revolving credit facility to a longer maturity after the bank has additional time to assess the Company's future performance.

As of September 30, 1995, the borrowing base, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:

                                                                (In thousands)
       Revolving credit facility limit . . . . . . . . . . . .     $  5,133
                                                                   ========
       Borrowing base (limited by insurance coverage and amount
       of qualified receivables) . . . . . . . . . . . . . . .     $  3,900
       Amounts outstanding:
           Short-term cash borrowings  . . . . . . . . . . . .     $  2,400
           Letters of credit . . . . . . . . . . . . . . . . .          955
                                                                   --------
                                                                   $  3,355
                                                                   ========
       Credit available as of September 30, 1995 . . . . . . .     $    505
                                                                   ========

Interest rates applicable to short-term cash borrowings under the foreign portion of the credit facility are equal to the bank's prime rate of interest plus 1.5% Interest rates applicable to short-term cash borrowings related to the bank's payment, if any, under letters of credit issued under the domestic portion of the credit facility are equal to the bank's prime rate of interest plus 2.5%. At September 30, 1995, interest rates applicable to short-term cash borrowings were 10.25% and 11.25% for the foreign and domestic portions of the line of credit, respectively. The Company pays 2% annually for outstanding letters of credit. The agreement requires that the Company meet certain requirements regarding operating results and financial condition, and prohibits the Company from paying dividends without the bank's prior written consent.

The Company pays to the Export-Import Bank an annual fee of $67,500, equal to 1.5% of the amount of the guarantee. In addition, the Company is required to purchase credit insurance for foreign receivables only at a cost of 0.44% of the amount of the insured receivables.

In January 1995, the Company's United Kingdom subsidiary obtained a bank line of credit of $300,000 for working capital financing of its projects. This line of credit is collateralized by a letter of credit for $300,000, which was issued by the Company's primary bank pursuant to the revolving credit facility described above. Interest related to borrowings on the United Kingdom line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.75%. At September 30, 1995, the United Kingdom subsidiary had approximately $166,000 outstanding under the line of credit.

The Company's Canadian subsidiary has a bank line of credit of approximately $150,000 for working capital financing of its projects. At September 30, 1995, the Canadian subsidiary had no outstanding borrowings under this arrangement. Interest related to borrowings on the Canadian line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.25%.

RESULTS OF OPERATIONS

OVERALL OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
Total revenue decreased 27% to $5.4 million in the three months ended September 30, 1995, from $7.4 million in the three months ended September 30, 1994. The decrease resulted primarily from lower licenses and maintenance revenue from in the Pipeline and Facilities Division and the Kinesix Division. These decreases were partially offset by an increase in development and production software license and maintenance revenue, including a 10% increase in revenue from The Petroleum WorkBench to $1.1 million in the third quarter of 1995 compared to $1.0 million in the three months ended September 30,1994. Total consulting revenue for the quarter decreased 20% to $3.5 million in the three months ended September 30, 1995 from $4.4 million in the three months ended September 30, 1994.

Total revenue decreased in the third quarter as the result of writedown of approximately $500,000 of previously recorded contracts, primarily the writedown of $420,000 from the U.S. Government (USG) contract recorded in the first quarter. Though that contract was signed with over $1.3 million in potential revenue, due to USG budget constraints only $280,000 could be recognized in the USG fiscal year ended September 30, 1995. In addition, approximately $600,000 in signed contracts and purchase orders expected to be recognized in the third quarter were moved to the fourth quarter because they did not meet all the stringent new timing requirements adopted by the Company this past June. All of these contracts will be booked in the fourth quarter.

As a result of the decrease in total revenue, during the three months ended September 30, 1995, the Company's showed a loss before income taxes of ($1.4 million) in the three months ended September 30, 1995, as compared to a profit before tax $668,000 in the three months ended September 30, 1994.

The Company's management has already taken a number of actions, including major cost reductions and Division reorganizations, and it expects to return to profitability in the near future.

The Company's backlog at September 30, 1995 was $17.2 million.

REVENUE

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
Total Revenue. Total revenue decreased 27% to $5.4 million in the three months ended September 30, 1995, from $7.4 million in the three months ended September 30, 1994. The decrease resulted from a decrease in license and maintenance revenue of 48% to $1.5 million in the three months ended September 30, 1995 from $2.9 million in the three months ended September 30, 1994. The reasons for the decrease in licenses and maintenance revenue is discussed in the preceding section "Overall Operating Results." Total consulting revenue for the quarter decreased 20% to $3.5 million in the three months ended September 30, 1995 from $4.4 million in the three months ended September 30, 1994.

Development and Production Products and Services. Total revenue from development and production products and services decreased 5% to $4.3 million in the three months ended September 30, 1995, from $4.6 million in the three months ended September 30, 1994. Consulting and training revenue in this area decreased 4% to $2.8 million in the three months ended September 30, 1995, from $3.0 million in the three months ended September 30, 1994. Development and production software license and maintenance revenue decreased 15% to $1.3 million in the three months ended September 30, 1995, from $1.6 million in the three months ended September 30, 1994. Total revenue from The Petroleum WorkBench increased 10% to $1.1 million in the three months ended September 30, 1995, from $1.0 million in the three months ended September 30, 1994.

Pipeline and Surface Facilities Products and Services. Total revenue from pipeline and surface facilities products and services decreased 76% to $465,000 in the three months ended September 30, 1995, from $2.0 million in the three months ended September 30, 1994. Consulting and training revenue in this area decreased 49% to $600,000 in the three months ended September 30, 1995, from $1.2 million in the three months ended September 30, 1994. Pipeline and surface facilities software license and maintenance revenue decreased 120% to $(150,000) in 1995 from $800,000 in 1994. License and maintenance revenue decreased due to delays in closing pipeline projects in the Pacific Rim areas and the fact that Company had no revenue from new Value Added Resellers (VARs) in the quarter ended September 30, 1995.

GUI Products and Services. Total revenue from graphical user interface ("GUI") products and services decreased 30% to $600,000 in the three months ended September 30, 1995, as compared to $900,000 in the three months ended September 30, 1994, as a result of a decrease to $345,000 in software license and maintenance revenue in the three months ended September 30, 1995 from $600,000 in the three months ended September 30, 1994. As a result of the continued poor performance by this Division, the Company changed the management of the Kinesix Division and reduced staff during May 1995.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
Total Revenue. Total revenue decreased 16% to $17.6 million in the nine months ended September 30, 1995, from $21.1 million in the nine months ended September 30, 1994. The decrease resulted primarily from a decrease in license and maintenance revenue of 35% to $6.0 million in 1995 from $9.3 million in 1994. The reason for the decrease in license and maintenance revenue is discussed in the preceding section "Overall Operating Results." Consulting and training revenue decreased 4% to $11.1 million in 1995 from $11.5 million in 1994.

Development and Production Products and Services. Total revenue from development and production products and services increased 3% to $12.7 million in the nine months ended September 30, 1995, from $12.3 million in the nine months ended September 30, 1994. Consulting and training revenue in this area increased 5% to $8.3 million in the in the nine months ended September 30, 1995, from $7.9 million in the nine months ended September 30, 1994. Development and production software license and maintenance revenue decreased 3% to $4.1 million in the nine months ended September 30, 1995, from $4.3 million in the nine months ended September 30, 1994. Total revenue from The Petroleum WorkBench increased 23% to $3.2 million in the nine months ended September 30, 1995, from $2.6 million in the nine months ended September 30, 1994.

Pipeline and Surface Facilities Products and Services. Total revenue from pipeline and surface facilities products and services decreased 46% to $3.3 million in the nine months ended September 30, 1995, from $6.1 million in the nine months ended September 30, 1994. Consulting and training revenue in this area decreased 20% to $2.0 million in the nine months ended September 30, 1995 from $2.5 million in the nine months ended September 30, 1994. Pipeline and surface facilities software license and maintenance revenue decreased 66% to $1.2 million in 1995 from $3.5 million in 1994. License and maintenance revenue decreased due to delays in closing pipeline projects in the Pacific Rim areas and the Company had no revenue from new Value Added Resellers in the quarter ended September 30, 1995.

GUI Products and Services. Total revenue from graphical user interface ("GUI") products and services decreased 40% to $1.6 million in the nine months ended September 30, 1995, from $2.6 million in the nine months ended September 30, 1994, as a result of a decrease to $735,000 in software license and maintenance revenue in the nine months ended September 30, 1995 from $1.5 million in the nine months ended September 30, 1994. As a result of the continued poor performance by this Division, the Company changed the management of the Kinesix Division and reduced staff during May 1995.

COSTS OF CONSULTING AND COSTS OF LICENSES AND MAINTENANCE

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
Direct costs of consulting and training (decreased) increased to $3.3 million in the three months ended September 30, 1995, from $2.8 million in the three months ended September 30, 1994. Direct costs of consulting and training were 92% of consulting and training revenue in the three months ended September 30, 1995, as compared to 64% in the three months ended September 30, 1994.

The Company has already put in place a reorganization of the Development and Production Consulting Division which is aimed at reducing the cost of consulting revenue. Costs of licenses and maintenance were $1.9 million in the three months ended September 30, 1995 compared to $1.8 million in the three months ended September 30, 1994, in spite of increased software amortization of $1.4 million in 1995 up from $1.2 million in 1994. Total costs of licenses and maintenance were 121% of license and maintenance revenue in the three months ended September 30, 1995, as compared to 62% in the three months ended September 30, 1994. The higher cost percentages were the result of poor sales performance in the recent quarter.

Because of the uncertainty about collectibility of certain fixed fee contracts in the fourth quarter of 1994, the Company increased its reserve for doubtful accounts by $2.4 million. The Company recovered bad debt expenses were reduced by $13,500 in the current quarter for recoveries of items reserved in the fourth quarter of 1994.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
Direct costs of consulting and training increased to $8.8 million in the nine months ended September 30, 1995, from $7.6 million in the nine months ended September 30, 1994. Direct costs of consulting and training were 80% of consulting training revenue in the nine months ended September 30, 1995, as compared to 66% in the nine months ended September 30, 1994.

Costs of licenses and maintenance were $5.2 million in the nine months ended September 30, 1995, as compared to $5.1 million in the nine months ended September 30, 1994, including software amortization of $4.1 million in 1995 and $3.6 million in 1994. Total costs of licenses and maintenance were 86% of license and maintenance revenue in the nine months ended September 30, 1995, as compared to 55% in the nine months ended September 30, 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
Selling, general and administrative expenses were $1.3 million in the three months ended September 30, 1995, and $2.0 million in the three months ended September 30, 1994.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
Selling, general and administrative expenses were $4.8 million in the nine months ended September 30, 1995, and $5.6 million in the nine months ended September 30, 1994.

SOFTWARE RESEARCH AND DEVELOPMENT

The following table summarizes total costs of development and enhancement of the Company's software products for the three and nine months ended September 30, 1995 and 1994, the portion of these costs capitalized in accordance with FASB Statement No. 86, the portion charged to research and development expense, the portion of capitalized costs amortized, and the total amounts expensed and amortized.

                              Total                                                                  Total
                             Software           Amount            Amount           Amount         Charges to
                           Expenditures       Capitalized        Expensed        Amortized         Earnings
                           ------------       -----------        --------        ---------         --------
                                                            (In thousands)
            Three Months
            Ended September 30,
               1995      $     1,625         $    1,475        $     150         $  1,375         $   1,525
               1994            1,640              1,547               93            1,200             1,293

            Nine Months
            Ended September 30,
              1995            4,854               4,404             450             4,125             4,575
              1994            4,424               4,017             407             3,600             4,007

The Company has continued its commitment to the development and enhancement of its software products. Although software research and development costs will continue, management expects such costs will decrease as a percentage of revenue in the future. Management expects that the amount of future annual capitalized software development costs will be less than future annual software amortization expenses. Accordingly, the net capitalized cost of the Company's software assets is anticipated to decline in future years.

FOREIGN EXCHANGE GAINS (LOSSES)

The Company's foreign exchange gains and losses relate principally to the effects of fluctuations in the exchange rate of the British pound on transactions of the Company's subsidiary in the United Kingdom that are denominated in other currencies.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
During the three months ended September 30, 1995 and 1994, the Company reported a net foreign exchange gain of $14,000 and a loss of $(13,000), respectively, principally as a result of the strengthening of the British pound against the U.S. dollar.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
During the nine months ended September 30, 1995 and 1994, the Company reported net foreign exchange losses of $17,000 and $56,000, respectively, principally as a result of the strengthening of the British pound against the U.S. dollar.

INTEREST INCOME (EXPENSE)

The following table summarizes the components of interest income (expense) during the three and nine months ended September 30, 1995 and 1994. The capitalized interest was included as a component of the capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.

                                                                                Interest
                              Interest        Interest         Interest          Income
                               Income         Incurred        Capitalized       (Expense)
                               ------         --------        -----------       ---------
                                                  (In thousands)
            Three Months
            Ended September 30,
                1995           $ 10           $ (111)           $  100          $     (1)
                1994             14             (112)               90                (8)

            Nine Months
            Ended September 30,
                1995             27             (348)              200              (121)
                1994             19             (630)              274              (337)

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.


                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

       27         Financial Data Schedule

b.  Reports on Form 8-K.
    1) The Company filed a Form 8-K on July 7, 1995, reporting that it had received notice of the resignation of the accounting firm of Hein + Associates LLP as its independent accountants.
    2) The Company filed a Form 8-K, Amendment No. 1, on August 1, 1995, attaching the former accountant's letter addressed to the Commission indicating its response to the statements made by the Company to Item 4 of its Report on Form 8-K dated June 30, 1995 and filed on or about July 8, 1995.
    3) The Company filed a Form 8-K, Amendment No. 2, on August 14, 1995, attaching the Company's response to its former accountant's letter addressed to the Commission indicating its response to the statements made by the Company to Item 4 of its Report on Form 8-K dated June 30, 1995 and filed on or about July 8, 1995.
    4) The Company filed a Form 8-K on September 22, 1995 announcing the engagement of Ehrhardt Keefe Steiner & Hottman PC as its accountants.
    5) The Company filed a Form 8-K on October 18,1995 with the S.E.C. explaining that a lawsuit had been filed on behalf of one shareholder who was attempting to gain class action status for a claim against the Company for some of the reporting issues that had happened in 1994 and 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SCIENTIFIC SOFTWARE-INTERCOMP, INC.


  November 17, 1995                     /s/ E.A. BREITENBACH
---------------------                   ----------------------------------------
        Date                            E. A. Breitenbach, Chairman of the
                                        Board of Directors, Chief Executive
                                        Officer, President and Chief Operating
                                        Officer (a principal executive officer
                                        and director)





  November 17, 1995                     /s/ R.J. HOTTOVY
---------------------                   ----------------------------------------
        Date                            R.J. Hottovy, Secretary, Treasurer,
                                        Chief Financial Officer, and
                                        Principal Accounting Officer

                                EXHIBIT INDEX


Exhibit
Number                          Exhibit Description                    Page
-------                         -------------------                    ----

27                              Financial Data Schedule