Form 10-K405/A
period 1994-12-31
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1996-02-20
CIK 87822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-K/A
                         (AS AMENDED FEBRUARY 14, 1996)

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934 for fiscal year ended

                               DECEMBER 31, 1994

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

                         Commission File Number 0-4882

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Colorado                                 84-0581776
     -------------------------------                -------------------
     State (or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

                 1801 California Street, Denver, Colorado 80202
     ------------------------------------------------------------------
          (Address of principal executive offices including zip code)

                                 (303) 292-1111
     ------------------------------------------------------------------
              (Registrant's telephone number including area code)


Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:
  Title of each class:                                         Common Stock,
                                                               no par value
Name of each exchange on which registered:                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The approximate market value of stock held by non-affiliates is $20,100,707 based upon 5,743,059 shares held by such persons and the close price of $3.50 on January 31, 1996. The number of shares outstanding of the Registrant's no par value common stock at January 31, 1996 was 8,276,545.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of shareholders:

               Part III, Items 10, 11, 12 and 13 of this report.

                                     PART I
ITEM 1.  BUSINESS

The Company

GENERAL

         Scientific Software-Intercomp, Inc. (the "Company") develops and markets sophisticated software for the development and production and pipeline and surface facilities areas of the worldwide oil and gas industry and for graphical user interface applications. The Company's computer-aided production ("CAP") software provides oil and gas industry professionals with a comprehensive set of powerful, cost-effective tools that describe, simulate and predict oil and gas production from reservoirs under alternative simulated development plans. These predictions are used to determine optimal development plans for maximizing recoverable reserves, thereby reducing oil and gas finding costs per equivalent barrel. The Company's pipeline and surface facilities software simulates and monitors oil and gas pipelines and surface facilities for various uses including engineering design, leak detection, optimization of transportation efficiency and pipeline dispatcher training. Its graphical user interface ("GUI") software, Sammi, facilitates the creation of customized graphical interfaces and the display of large quantities of static and real time data from multiple sources primarily for the oil and gas, aerospace, process control and manufacturing industries. The Company provides consulting and technical support services in each of these areas.

         Since its formation in 1968, the Company believes that it has established a reputation for technical excellence of its software products and consulting services in reservoir description, simulation and monitoring. In the late 1980s, the Company recognized the need to provide an integrated system of CAP products that could be more broadly utilized by the oil and gas industry. Also, the availability of increasingly powerful and affordable computers enables the Company's CAP software products to operate on UNIX-based workstations and personal computers, and more recently on DOS/Windows-based personal computers, with capabilities historically available only on mainframe computers. The Company has developed Petroleum WorkBench, an integrated software system that allows effective access to five of the Company's high technology stand-alone CAP products. It is expected that future versions of Petroleum WorkBench will increase the technical breadth of this software package. These developments have had the effect of significantly expanding the market for the Company's CAP software products from its historical market of research experts and technical specialists using mainframe computers to include non-expert industry professionals, such as petroleum engineers and geologists, using workstations or personal computers. These developments have also increased the functionality and ease of use of the Company's CAP products to the oil and gas industry by lowering hardware costs and reducing the need to utilize these experts in order to take advantage of the Company's technology.

         The Company's objective is to be a leading provider of high technology computing solutions and quality consulting services in each of its industry areas. The Company's long range goal is to offer a fully integrated set of software products that will permit non-expert professionals to describe, simulate, monitor and manage the complete range of reservoir development and production activities and oil and gas transmission and storage activities of oil and gas fields from personal computers. The Company believes that its current products encompass nearly all technologies necessary to accomplish its objective of integrated computer-aided field management capabilities.

         The Company's executive offices are located at 1801 California Street, Suite 295, Denver, Colorado 80202 and its telephone number is (303) 292-1111.

COMPLETION OF PUBLIC OFFERING OF COMMON STOCK

         On June 30, 1994, the Company sold 2.0 million newly issued shares of common stock in a public offering from which the Company received net proceeds of $8.1 million, net of related costs of approximately $270,000. The Company used the proceeds from the public offering to repay its bank indebtedness of $5.1 million, to reduce accounts payable, and to increase working capital.

         In July 1994 the underwriters of the public offering exercised an overallotment option, resulting in the sale by the Company of 383,000 additional newly issued shares of common stock, from which the Company received net proceeds of approximately $1.6 million.

         Simultaneously with completion of the public offering, Renaissance Capital Partners II, Ltd. ("Renaissance") converted $1.75 million in principal amount of convertible debentures (see Note 3 to Consolidated Financial Statements) into 653,846 shares of common stock, which Renaissance sold in the public offering. As a result of the Renaissance conversion, the Company reduced paid-in capital by $119,000 for unamortized debt issuance costs related to the converted debentures.

HISTORY

         The Company, a Colorado corporation, was formed in 1968 and, since that time, has developed and marketed sophisticated applications software together with computer-related consulting services, principally for reservoir description and reservoir and pipeline simulation. These technologically complex products have been, and continue to be, sold primarily to major multinational and large independent oil companies for use by research experts and technical specialists. The Company believes that it has established a reputation for technical excellence of its software products and consulting services in reservoir description, simulation and monitoring.

         In June 1983, the Company acquired Intercomp Resource Development and Engineering, Inc. ("IRDE"), which had developed additional software products for reservoir simulation. In January 1984, the Company acquired CRC Bethany International, Inc. ("CRC"), a wholly owned subsidiary of Crutcher Resources Corporation. The acquisition of CRC provided the Company with software systems that modeled real-time data collected and stored by Supervisory Control and Data Acquisition ("SCADA") systems installed on oil and gas pipelines.

         Several trends, including lower oil and gas prices, are driving the oil and gas industry to reduce the risk and cost, and to increase the effectiveness, of development and production activities. This has led many energy companies to reduce budgets, including a decline in the employment of research and technical experts in the various petroleum industry disciplines, in favor of non-expert industry professionals. The Company recognized the need to provide an integrated system of CAP products for use by these non-experts. By 1991, the Company had developed Petroleum WorkBench which provides the industry with broader access to sophisticated engineering solutions.
Management believes that these developments, coupled with the availability of increasingly powerful and affordable workstations and personal computers, has opened a significant market for Petroleum WorkBench.

STRATEGY

         The Company's strategy is to provide complete, high technology, computing solutions and other services for the development and production of oil and gas reservoirs and the pipeline transportation of oil and gas. The Company executes this strategy in the following ways:

         INTEGRATION OF HIGH TECHNOLOGY PRODUCTS. Since its formation, the Company has developed a series of software products designed to describe, simulate and monitor oil and gas reservoirs, simulate and monitor oil and gas pipelines and surface facilities, and develop graphical user interfaces. These products cover nearly all technologies needed to simulate, study, optimally develop and monitor oil and gas reservoirs and oil and gas pipelines. These products also include nearly all facets of technology necessary for field management and field monitoring in the oil and gas industry. The Company has begun integrating these products, which increase the functionality and ease of use of the high technology solutions provided by the Company's products.

         The initial integrated product, Petroleum WorkBench, includes five of the Company's major stand-alone CAP products. It is the Company's intention to continue integrating its products until the full breadth of the Company's technology is included within one integrated, easily accessible product that will allow a single non-expert professional to work in multiple disciplines, using the same database and applications software.

         EXPANSION OF MARKETING EFFORTS AND CUSTOMER BASE. The Company believes that, by continuing the integration and accessibility of its software, the market for its CAP software and related consulting services can be expanded to increase sales to non-expert industry professionals. The Company intends to intensify its marketing efforts to this larger market, in addition to continuing to market its products to its established customer base of expert users generally employed by major multinational and large independent oil companies.

         The Company also intends to expand its customer base in the pipeline and surface facilities market through the testing and possible introduction in 1996 of a new leak detection product for smaller pipelines. Finally, the Company intends to intensify its marketing efforts for Sammi to customers outside the oil and gas industry.

         COMPLETE RANGE OF SERVICES. The Company believes that offering a complete range of consulting and training services is a critical component of its business and it intends to continue enhancing and expanding the range of consulting services to meet the growing requirements of its customers. The Company also believes that providing sophisticated and comprehensive consulting services promotes and advances acceptance and awareness of its products.

         TECHNICAL LEADERSHIP. The Company intends to continue developing new software products and enhancing existing software products, both internally and through jointly-funded development efforts, to respond to developments by competitors and changes in technology. The Company also intends to continue to attract and retain highly-skilled professionals in computer software programming and various petroleum industry disciplines in order to provide for the development and enhancement of its products and services. Finally, the Company intends to continue to evaluate, and, if attractive, acquire or license products and technologies which it believes are important to achieving its strategy.

PRODUCTS, SERVICES AND CUSTOMERS

CAP PRODUCTS AND SERVICES

         The Company's CAP products and related consulting services address the development and production areas of reservoir description and simulation. The Company's reservoir description products provide for the analysis of well logs and core and 3-D seismic data, analysis of pressure and performance of wells and mapping and analysis of the basic geology and reservoir rock parameters. Reservoir description data is then input into mathematical reservoir simulators offered by the Company to predict future production performance under various simulated development scenarios after matching historical performance. Use of reservoir simulation provides more accurate forecasts of oil and gas recovery and assists in the determination of how reservoirs should be optimally developed. The primary CAP products being marketed by the Company are:

         LOGCALC (well log analysis). Used to calculate rock and fluid properties around a wellbore from well logs in order to determine the presence and quantities of hydrocarbons.

         INTERPRET/2 (well test analysis). Used to analyze pressure and flow tests of a well to predict reservoir flow capability and other formation parameters such as the location of barriers in the reservoir.

         WPM (well productivity model). Used to analyze and simulate the productivity of a well under various alternative completion practices, such as hydraulic fracturing and artificial lift, so that the optimum economics for the well can be achieved.

         PVT (pressure-volume-temperature correlations for hydrocarbon fluids). Used to analyze laboratory tests of oil and gas samples gathered from a reservoir to determine the accuracy of the data and to construct equations for use of the data.

         SimBest II (reservoir simulator for oil, water and gas). Used to model the behavior of an oil and gas reservoir in order to predict the results of various types of reservoir development options, such as in-fill drilling, water floods and gas injection, in order to determine the optimal development plan for the reservoir. The simulator calculates the flow of oil, water and gas in three dimensions through a complex reservoir, including the flow through the wellbores to the surface.

         COMP III, COMP 4 (compositional reservoir simulators for oil, water and gas). Used when the complex fluid behavior in the reservoir requires that oil and gas be defined more precisely by their molecular components such as methane, ethane and propane. This simulator is most often used to simulate and determine the optimum development of gas condensate reservoirs and oil reservoirs undergoing high pressure gas injection.

         THERM (thermal reservoir simulator). Used when modeling thermal enhanced oil recovery processes such as steam injection and in-situ combustion and is the most complex simulator because it also includes mathematical simulation of such thermodynamic factors as combustion reaction kinetics. This simulator is used to predict optimum recovery using thermal enhanced recovery processes for reservoir development.

         SimEase (interactive pre/post processor for the Company's reservoir simulators). Used to prepare data easily for input to the Company's reservoir simulators and to view the results in color. This software includes such displays as color 3-D and 4-D (showing the passage of time) maps and simulated color visualizations of fluids flowing through the reservoir.

         AHM (adaptive history matching system for use with reservoir simulators). Used to help match a reservoir's historical production of oil, gas and water at various pressures. A final calibrated (history matched) model can then be used to simulate future production under various hypothetical operating scenarios.

         PETROLEUM WORKBENCH (an integrated set of high technology products for reservoir management). This integrated set of products is used to perform reservoir description, simulation and monitoring on a workstation or personal computer. Either an expert or non-expert professional can use this integrated set of products to select optimum reservoir development plans using the highest technology more quickly and efficiently than with non-integrated and individually designed products. The current version of Petroleum WorkBench includes Logcalc, Interpret/2, SimBest II, parts of SimEase and PDA (the Company's production data analysis system), plus various display capabilities including mapping and cross-sections. The Company's strategy for development of Petroleum WorkBench includes making the Company's technology accessible to a much larger market of non-expert professionals. Petroleum WorkBench is also a first step toward the future integration of the Company's other products to encompass all technologies necessary to develop and manage oil and gas fields.

         Petroleum WorkBench was originally developed for the UNIX operating system because of the size and complexity of the code, the graphics and the need for networking with other desktop computers. These capabilities are now available on the existing DOS/Windows operating systems.

         In addition, the Company has a number of other CAP products including PDA (production data analysis), PROBE (probability analysis for geoscientists), PERMPROBE (statistical reservoir permeability analysis), GEOPROBE (statistical reservoir geology analysis), EORPM (enhanced oil recovery prediction models), CHEMFLOOD (chemical flooding reservoir simulator), N-Hance (enhanced recovery reservoir simulator), OMEGA (gas storage reservoir simulator), OMNET (reservoir simulator for multiple gas storage reservoirs and pipelines), MATBAL (material balance reservoir simulator), VFLOW (wellbore vertical flow simulator), IPS (investment planning system), and GUESS (general uncertainty economic simulator).

         The Company also provides consulting, including training, on the use and actual application of the Company's products and technology to a client's reservoir management problems. The Company provides consulting services in the areas of geophysics, geology, petrophysics, reservoir engineering and production and completion engineering. The Company has designed cost-effective exploitation methods, production and injection operations, and enhanced oil recovery schemes. The Company also has performed reserve evaluations and special simulation techniques for artificial lift, horizontal drilling and massive hydraulic fracturing. In addition, the Company has designed development plans of an entire oil field, including the operation and monitoring of well and reservoir performance.

         Customers include major international oil companies such as Amoco, British Petroleum, Mobil Oil, Phillips Petroleum, Royal Dutch Shell, Texaco and Unocal; independent oil and gas companies such as Amerada Hess, Meridian Oil and Pennzoil; and domestic and foreign governmental agencies and government-sponsored companies such as the United States Department of Energy and PEMEX.

PIPELINE AND SURFACE FACILITIES PRODUCTS, SERVICES AND CUSTOMERS

         The Company's software and related services for the pipeline and surface facilities area simulate and monitor oil and gas pipelines and surface facilities, such as compressor stations, tank farms and pumping stations, for uses including engineering design, leak detection, optimization of transportation efficiency and pipeline dispatcher training. The systems are used in either an "on-line" or "off-line" mode. In the on-line mode, data is continuously collected by a SCADA system from various points along a pipeline, or from surface facilities, and used by the software for simulation and monitoring purposes. In the off-line mode, real-time data is not used and is replaced by user-provided data for engineering or training purposes. The Company's historical focus in this area has been on providing simulation and monitoring software to operators of large and complex pipelines and surface facilities. The current focus of the Company in this area is to develop and market a standardized and modular system that is cost-effective for smaller pipeline systems and to expand the types of facilities that utilize these products. The primary software products being marketed by the Company in this area include:

         TGNET (transient gas pipeline network simulator). Used off-line by pipeline engineers to study portions of gas pipeline networks in order to simulate the design and operation of the pipeline system.

         TLNET (transient liquid pipeline network simulator). Like TGNET, used off-line for liquid pipeline design and operations studies.

         MNET (multiphase pipeline network steady state simulator). Like TGNET, used off-line for pipeline design and operations studies for the simultaneous flow of oil, gas and/or water.

         INTERACT (interactive pipeline network simulators). Used by pipeline engineers to plan future flows and to train pipeline dispatchers. INTERACT is comprised of three separate software products for gas, liquid and multiphase pipeline flow and can be operated either on-line using real-time data or off-line using historical pipeline operating data.

         PIPELINE MONITOR (leak detection system for intermediate complexity pipeline networks). Used continuously by the pipeline operating staff to detect leaks and to manage pipeline operations with versions available for both oil and gas pipelines.

         ON-LINE SYSTEM (pipeline leak detection and operating efficiency software modules). A series of software modules that can be integrated to provide leak detection plus additional options such as product batch tracking in liquid systems and compressor utilization for complex gas pipeline networks. The software operates continuously, often with full backup computers, to manage pipeline operations.

         In addition to the products described above, the Company has various specialty software products such as HOT (simulation of heated pipelines) and DYNAFLEX (pipeline stress analysis).

         The Company has also developed a prototype system for low cost leak detection that can be easily installed on a single pipe. Offline testing with real data has been successful and field testing is expected in the first half of 1996. If successful, this system will address the much larger market of all pipeline segments.

         The Company also provides consulting, including training, as required by customers who use the technology and/or the products. Training is provided for both the use of the Company's software and to train dispatchers to handle pipeline operational problems such as leaks and product batch tracking. A typical consulting project would be to configure the customer's actual pipeline and surface facilities field data that describes the pipeline network, ensure that the data accurately describes the field operations and then install and test the data running in configuration with the Company's product at the customer's site.

         Customers in this area include companies such as Tenneco Gas, Brooklyn Union Gas, Alyeska Pipeline, Pacific Gas & Electric and Statoil; SCADA vendors such as Valmet Automation and Asea Brown Boveri (ABB); and domestic and foreign governmental agencies and government-sponsored companies such as the United States Department of Transportation and Saudi ARAMCO.

GRAPHICAL USER INTERFACE PRODUCTS, SERVICES AND CUSTOMERS

         The Company's graphical user interface ("GUI") software product, Sammi, facilitates the creation of customized graphical interfaces and displays large quantities of static and real-time data from multiple sources. Sammi permits the creation of these customized graphical interfaces without the need for extensive software code development. The base technology for Sammi was originally designed to provide for the development of real-time pipeline displays but was found to have major applications in other markets such as process control, transportation, aerospace and manufacturing. The Company's main products in this area are:

         Sammi (a GUI software toolkit). Used to develop color display screens and to connect the graphical image on the screen with a static or real-time data stream. In operational mode, Sammi processes and displays the data as requested by the operator.

         SDK (Sammi development kit). An open version of Sammi that enables users to input graphical applications from other tool kits and to develop their own graphic applications.

         GUI consulting is focused primarily on building graphical display items to meet customer needs for specific applications and in assisting the customer in using the Company's GUI products. The Company also provides training schools in the use of its products.

         Sammi is used in the aerospace, process control-manufacturing, and transportation industries and is suitable for other applications requiring graphical display of large quantities of mission-critical real-time or database-resident information. Kinesix' major customers include NASA sites (Johnson Space Center, Goddard, and Marshall), the U.S. Air Force, Loral, Siemens, ABB, IBM, Hughes, Arco, Bristol Babcock, and Harris.

RESEARCH AND DEVELOPMENT

         The Company is committed to the continued enhancement of its petroleum industry and GUI software and to the development of software and services having new or related applications. The Company's objective is to develop products that are considered to be high quality and technically advanced and that are capable of dominating their major market areas.

         In the CAP area, enhancement of Petroleum WorkBench will continue over the next year with a new reservoir description module, addition of the Well Productivity Model and updates to the other modules. A new version of SimBest is also expected to be released in 1996. Further, enhancements are also expected to most other CAP stand-alone products.

         In the pipeline and surface facilities area, new versions of all off-line products are expected to be released in 1996 with easier-to-use graphical interfaces. The Company also is developing new software that is expected to assist in the reduction of the cost of gas used for compression, one of the major operating costs of gas pipelines. Additional enhancements are also expected to all the other stand-alone products in this area.

         In the GUI area, Kinesix announced its release of Sammi 3.0 in April 1994 and introduced an advanced tool, the Sammi Development Kit (SDK) at the same time. For the first time, Sammi's users were able to import third party or custom graphics code into Sammi's high performance run-time framework.
Plans for 1996 include a new Format Editor and Microsoft Windows (NT and Win95) versions of Sammi.

         During the years ended December 31, 1994, 1993 and 1992, the Company spent $6.1 million, $5.5 million, and $6.9 million, respectively, for development of new products and the improvement and enhancement of existing products. The number of employees and consultants engaged on a full or part time basis in software development was 62 in 1994, 75 in 1993, and 73 in 1992.

         Management believes that the major development costs for the initial versions of the Company's new products have been incurred and the Company is well positioned to capitalize on the markets for these products.

MARKETING, SALES AND CUSTOMER SUPPORT

MARKETING STRATEGY

         The Company's marketing strategy is to create customer awareness of existing and new products and to publicize its technical expertise through participation at technical meetings and conferences, publication of scientific papers, presentation of technical proposals to existing and potential customers, and sponsorship of product focus groups. The Company also continually surveys the market and analyzes the products and services offered by the Company and its competitors in order to identify new developments, market trends and changing preferences and requirements of the market place. The Company will develop marketing plans specifically tailored for its products that identify the appropriate distribution channels to reach the target market or market segment and will permit the effective promotion of the products. The Company supports its customers by providing complete consulting, technical and training services by experts in computer systems and the various technical applications disciplines for all product areas.

SALES STAFF, LOCATIONS AND CUSTOMER SUPPORT

         The Company sells its products, consulting and other services on a worldwide basis primarily through its 25-member worldwide direct sales force. Since sales of the Company's products require technical interaction with customers, members of the sales force generally are technically qualified as well as having significant sales and marketing experience. In addition, sales and marketing personnel are actively supported by technical personnel and senior management of the Company.

         Sales personnel are located in each of the Company's offices in Denver, Houston, Calgary and London. Smaller sales offices are located in Atlanta, Georgia; Dallas, Texas; northern California; and in Kuala Lumpur and Abu Dhabi. Local sales agents are utilized principally in third world countries if local representation is necessary or appropriate. The Company markets certain of its products through resellers and local agents in certain foreign countries.

         The Company provides installation and product training, on-site consulting and 24-hour telephone availability of systems and technical experts as part of its customer support services.

BACKLOG

         The Company's backlog at December 31, 1994 and 1993, was $8.8 million and $10.6 million, respectively.

COMPETITION

         The market for most of the products and services offered by the Company is highly competitive, although the number of competitors generally is limited. Certain of the Company's competitors have substantially greater marketing and financial resources than the Company, although management believes the Company's senior management and technical staff compare favorably with those of its competitors.

         The principal competitive factors faced by the Company are product functionality and performance, product price in relation to performance and consulting and customer support services. Management also believes that the Company competes effectively due to its broad product line, large customer base and reputation for quality products and expert services. However, sales of the Company's products and services would be adversely affected should competitors introduce new products with better functionality, performance, price or other competitive characteristics.

         The principal competitors in the licensing and sale of development and production software are Intera ECL Petroleum Technologies, a subsidiary of Intera Information Technologies Corporation, which markets a black oil and compositional simulator, and Integrated Technologies, a division of Western Atlas International, which markets a line of reservoir simulators.

         The competition in the licensing and sale of pipeline and surface facilities software is fragmented with individual companies often marketing only one or two products. Significant competitors in software licensing and supply of related services of real time, on-line products in the leak detection and real-time modeling areas are Stoner and Associates and Lic Consult.

         In the GUI market, the principal competitor is V.I. Corporation which markets a series of products which, taken as a whole, compete with Sammi. The Company also competes with S.L. Corporation and various small companies that market products having portions of the functionality of Sammi.

GEOGRAPHIC AND BUSINESS LINE DATA

GEOGRAPHIC REVENUE DATA

         The following table sets forth the Company's revenue by geographic area for 1994, 1993 and 1992:

                                                        Years Ended December 31,
                                               ------------------------------------------
                                                1994               1993             1992
                                               -------           -------          -------
United States . . . . . . . . .                $ 9,695           $11,773          $12,079

Foreign:
  Far East  . . . . . . . . . .                  4,362             2,597            1,670
  Middle East . . . . . . . . .                  1,624             2,028            3,298
  Canada  . . . . . . . . . . .                    966             1,474            2,515
  Europe  . . . . . . . . . . .                  4,220             7,152            7,157
  Central and South America . .                  3,614             3,262            1,992
  Africa  . . . . . . . . . . .                  3,428             2,028              513
                                               -------           -------          -------
Total Foreign . . . . . . . . .                 18,214            18,541           17,145
                                               -------           -------          -------
                                                27,909            30,314           29,224
                                               =======           =======          =======


         Revenue derived from foreign sources amounted to $18.2 million (65% of total revenue), $18.5 million (61% of total revenue), and $17.1 million (59% of total revenue), in 1994, 1993, and 1992, respectively. The significant levels of foreign revenue resulted from continued unfavorable economic conditions in the domestic petroleum industry and continued penetration of new international markets as a result of strategic marketing efforts in these areas. Foreign revenue is subject to a number of factors such as political instability, changes in protective tariffs, tax policies, and export-import controls. See
Note 7 to Consolidated Financial Statements for the Company's United States export revenue and selected financial data of foreign subsidiaries.

         Much of the Company's business is conducted with large, established U.S. and foreign companies (sometimes acting as government contractors), governments and national petroleum companies of foreign governments. Qualifying foreign receivables are insured, subject to a deductible loss amount, under an insurance policy with the Foreign Credit Insurance Association, an agency of the United States Export-Import Bank. The Company performs credit evaluations when considered necessary and generally does not require collateral.

BUSINESS LINE DATA

         The following table sets forth the percentage of total revenue contributed by each of the Company's classes of products and services for 1994, 1993 and 1992:

                                                        1994           1993         1992
                                                       -------       -------      -------
Development and production
  Consulting and training . . . . . . . .                  39%           39%          36%
  Licenses and maintenance  . . . . . . .                  22%           19%          20%
  Other . . . . . . . . . . . . . . . . .                   1%            1%           1%
                                                       -------       -------      -------
    Total . . . . . . . . . . . . . . . .                  62%           59%          57%
                                                       -------       -------      -------
Pipeline and surface facilities
  Consulting and training . . . . . . . .                  10%           14%          18%
  Licenses and maintenance  . . . . . . .                  15%           12%          12%
  Other . . . . . . . . . . . . . . . . .                   *%            1%           *%
                                                       -------       -------      -------
    Total . . . . . . . . . . . . . . . .                  25%           27%          30%
                                                       -------       -------      -------

Graphical user interface
  Consulting and training . . . . . . . .                   5%            5%           3%
  Licenses and maintenance  . . . . . . .                   7%            9%          10%
  Other . . . . . . . . . . . . . . . . .                   *%            *%           *%
                                                       -------       -------      -------
    Total . . . . . . . . . . . . . . . .                  12%           14%          13%
                                                       -------       -------      -------
Other . . . . . . . . . . . . . . . . . .                   1%            *%           *%
                                                       -------       -------      -------
         Total  . . . . . . . . . . . . .                 100%          100%         100%
                                                       =======       =======      =======

*  Less than 1%.

         During 1994, approximately 450 customers utilized the Company's software products and related services, the loss of any one of which would not have a material adverse effect on the Company's business. During 1994, 1993, and 1992, the Company generated $1.2 million, $2.0 million, and $2.0 million, which were 4%, 6%, and 7%, respectively, of its total revenue from contracts to perform reservoir engineering, geological studies, and petrophysical analysis at the Naval Petroleum Reserves in California. Revenue from this project may decrease in the future.

PROPRIETARY RIGHTS

         The Company has protected its proprietary computer software by restricting access to the underlying source code through technical means and by requiring its customers to enter into licensing arrangements that are protective of the Company's intellectual property rights in such software. For enforcement of its rights in the software, the Company relies upon laws relating to trade secrets and the misappropriation of confidential business information, as well as unfair competition laws, which are generally recognized in both state and international judicial proceedings. Additionally, the Company obtains federal and international protection of its computer software through federal copyright and the international copyright protection afforded by the Berne Convention with reciprocal copyright protection in over 75 countries. To date, the Company has not sought to patent any of its computer software. While the Company does not rule out obtaining patent protection for computer software at some future time, the present procedure for obtaining patent protection would require the Company to secure a patent in the United States and all foreign countries where the software might be utilized, even though the patentability of software in some foreign countries remains questionable and in the process of patenting the software in the United States the Company would be required to fully disclose the source code to the public through its patent application.

         In addition, the Company requires all employees and consultants who have access to its proprietary information and software to execute confidentiality agreements.

EMPLOYEES

         As of January 31, 1996, the Company employed 149 persons full-time in all locations, plus several part-time technical consultants as required to complete project work.

MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of the executive officers and the members of the Board of Directors of the Company as of January 31, 1996. All directors are elected for a term of one year and serve until their successors are elected and qualified.

           Name               Age                             Position
-------------------------     ---   -------------------------------------------------------
E. A. Breitenbach, Ph.D.      59    Chairman of the Board of Directors, Chief Executive
                                    Officer

George Steel                  49    President, Chief Operating Officer, Director

Alain C. Gringarten, Ph.D.    50    Executive Vice President-WorkBench, E&P Consulting West

Ronald J. Hottovy             49    Executive Vice President-Chief Financial Officer,
                                    Treasurer, Secretary

Robert G. Parish, Ph.D.       54    Executive Vice President--Eastern Area, Pipeline

William B. Nichols, Ph.D.     67    Director

Edward O. Price, Jr.          66    Director

There are no family relationships among any of the executive officers or directors of the Company.

         Dr. Breitenbach, one of the founders of the Company, served as its President from 1968 to 1981 at which time he was elected Chairman of the Board of Directors and Chief Executive Officer. Dr. Breitenbach has been a director since 1968. From October, 1990, to January 15, 1996, Dr. Breitenbach assumed the office of President in addition to continuing as Chairman and Chief Executive Officer. His petroleum and computer experience is primarily in the areas of reservoir simulation, well logging, and economic planning, and he has published several technical papers on these subjects. He has taught at Stanford University and at Colorado State University. Dr. Breitenbach received his B.S., M.S., and Ph.D. degrees in petroleum engineering from Stanford University. He served as 1994 President of the Society of Petroleum Engineers.

         Mr. Steel joined the Company in January, 1996, and was elected President, Chief Operating Officer and member of the Board of Directors, effective January 15, 1996. He has extensive technical and managerial experience in the international petroleum industry. He served as General Manager of Snyder Oil Company's affiliate, Command Petroleum, in the Bay of Bengal, India. Prior to that, he served as Vice President of Snyder's Julesburg Rocky Mountain Business Unit. Mr. Steel was associated with Texas Instruments and then Halliburton, the international oil field service company, for over twenty-five years and was President of their geophysical subsidiary. He has a B.S. degree in Natural Science from St. Andrews in Scotland and holds membership in the Society of Exploration Geophysicists, American Association of Petroleum Geologists, Society of Petroleum Engineers , the American Society for Quality Control and the British Deming Association.

         Dr. Gringarten joined IRDE in January 1983 as Vice President of Research and Development in Europe. He has served in several senior technical and management positions with the Company before being appointed Senior Vice President, Exploration and Production Products, in September 1991. In 1994 he was named Executive Vice President responsible for the WorkBench area and the Company's other development and production software products. In June, 1995 he also assumed responsibility for E&P Consulting in the West Area. He has over 24 years experience in the oil industry, mainly with service companies, including Schlumberger, primarily in the field of well test analysis. He has an engineering degree from Ecole Centrale des Arts et Manufactures in France and received his M.Sc. and Ph.D. degrees in petroleum engineering from Stanford University in 1969 and 1971, respectively.

         Mr. Hottovy joined the Company in December 1991, and effective January 1, 1993, was elected Chief Financial Officer, Treasurer, and Secretary. In 1994, he was also named Executive Vice President. For the 11 years prior to joining the Company, Mr. Hottovy held various positions with Gold King Consolidated, Inc., a public oil, gas and mining company, including Chief Financial Officer and, most recently, President. From 1975 to 1980, Mr. Hottovy held various positions at Coopers & Lybrand, most recently tax manager, specializing in international tax and natural resource companies. From 1972 to 1975, Mr. Hottovy was employed by Peat Marwick Mitchell & Co. Mr. Hottovy graduated from the University of Nebraska in 1969 with a B.S. in economics and received an M.B.A. degree from the University of Wyoming in 1972.

         Dr. Parish joined IRDE in April 1982 as Vice President of Technical Products in Europe and is currently Managing Director of SSI UK, Ltd., the Company's United Kingdom subsidiary. In 1994, was also named Executive Vice President responsible for the Eastern Area. In June, 1995 he also assumed responsibility for Pipeline. He served as Division Vice President, Exploration and Production Products, from March 1987 to October 1990. Prior to that he was Managing Director of the Company's U.K. subsidiary from February 1985 to March 1987. Dr. Parish has over twenty years experience in mathematical modeling and software engineering. He graduated from London University with a B.Sc. with honors in mathematics in 1963, and from North Carolina State University with a Ph.D. in statistics in 1969.

         Dr. Nichols was employed by Hercules Incorporated in research and development for thirty-five years until his retirement in 1989. For the last ten years he held various managerial positions. He received his B.S. degree from Massachusetts Institute of Technology in 1950, and M.S. and Ph.D. degrees from California Institute of Technology in 1954 and 1957, respectively, all in chemical engineering.

         Mr. Price was employed by Chevron Oil Company and Saudi Aramco for over thirty-seven years until his retirement in 1990. For the last eleven years he held various executive positions with Saudi Aramco in Dhahran, Saudi Arabia, including Vice President of Petroleum Engineering and Vice President of Exploration and Production. Prior to that time he held various management positions in Chevron's operations in the U.S., Australia and Iran. He is currently a private investor and consultant and is a director of First National Bank - Mexia, Texas, Paragon Wireline Services, Advanced Reservoir Technologies and Middle East Services. He received B.S. degrees in both petroleum engineering and geological engineering from Texas A&M University in 1951 and completed course work for an M.S. degree from the same school in 1953.

ITEM 2.  PROPERTIES

         All of the Company's operations are conducted in leased space as follows:

                                                 Approximate   Current
         Location           Lease Expiration       Sq. Ft.   Annual Rent
Denver, Colorado           May 1997                  17,200   $405,000
Houston, Texas             December 1997             20,000    366,000
Houston, Texas(1)          April 1997                 7,000     78,000
Calgary, Alberta, Canada   September 1996            10,700    107,000
Egham, Surrey, England     March 2004                10,500    255,000


(1)      Kinesix Division.

         In addition, the Company maintains small sales offices in Atlanta, Georgia; Dallas, Texas; and northern California for its Kinesix Division sales representatives. Exploration and production sales offices are located in Dallas, Texas; Kuala Lumpur; and Abu Dhabi.

ITEM 3.  LEGAL PROCEEDINGS

         To the knowledge of management, the only claim pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company or its financial condition is the following:

         Marshall Wolf, on his behalf and on behalf of all others similarly situated vs. E. A. Breitenbach, R. J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc. On October 5, 1995, a claim was filed in the United States District Court for the District of Colorado alleging that the Defendants, who include the President and Chief Executive Officer of the Company, its Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff seeks to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 30, 1994 through July 10, 1995, with certain exclusions. The Company's independent auditors, Ehrhardt Keefe Steiner & Hottman PC, has issued a report to the Company that the revenues from such contracts were recognized in accordance with generally accepted accounting principles with the exception of a $70,000 overstatement of revenue in the first quarter of 1994 which exception they have concluded was immaterial assuming that the remaining elements of such quarterly report were in accordance with generally accepted accounting principles. Based thereon, it is the opinion of the Company's counsel that the claim is without merit and it is the intention of the Company and the other Defendants to vigorously defend the claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In the fourth quarter of 1994, the Company's shareholders voted in favor of an increase in the number of authorized shares of common stock from 10,000,000 shares to 25,000,000 shares. Following is an accounting of the votes of the shareholders:

           For                 Withheld
        ---------              --------
        5,405,716               504,674
        =========              ========




         The Registrant had 8,060,411 shares of no par value common stock outstanding on October 26, 1994, the record date for the vote of the security holders. The number of shares voted for the increase in the number of authorized shares of common stock represented 67% of the total number of shares outstanding, which was greater than the required two thirds of the total number of shares outstanding.
                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was traded on the Nasdaq National Market ("Nasdaq") under the symbol "SSFT." On July 11, 1995, the Company's stock was delisted from Nasdaq as the result of the Company's failure to remedy its public filing deficiency. At January 31, 1996, the Company had approximately 459 stockholders of record. The following table sets forth, for the periods indicated, the high and low last reported sale prices of the Common Stock as reported by Nasdaq. The third and fourth quarters of 1995 sale prices were reported by the Trading Desk at Johnson Rice & Company, a market maker of the Company stock.

      Quarter Ended                                Sale Prices
----------------------------              -----------------------------
                                          High                      Low
                                          ----                      ---
1995
    First Quarter                         $6.63                   $5.88
    Second Quarter                         5.88                    3.00
    Third Quarter                          3.38                    1.75
    Fourth Quarter                         3.38                    2.63
1994
    First Quarter                         $8.13                   $4.50
    Second Quarter                         6.00                    4.00
    Third Quarter                          7.13                    4.13
    Fourth Quarter                         7.25                    4.88
1993
    First Quarter                          4.13                    3.13
    Second Quarter                         4.00                    2.75
    Third Quarter                          4.00                    3.13
    Fourth Quarter                         4.75                    3.00

         The Company has not paid dividends on its Common Stock for several years and does not intend to pay dividends on its Common Stock in the foreseeable future. The payment of dividends on the Company's Common Stock is also prohibited under the Company's current revolving credit facility.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth a summary of selected consolidated financial data for the Company as of the dates and for the periods indicated. The financial data is derived from the audited Consolidated Financial Statements of the Company and Notes thereto. The data should be read in conjunction with such financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            Years Ended December 31,
                                                            1994               1993          1992      1991       1990
                                                          -------            -------        -------   -------    -------
                                                                  (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
 Consulting and training  . . . . . . . .                 $15,038            $17,696        $16,523   $12,485    $11,520
 Licenses and maintenance   . . . . . . .                  12,431             12,111         12,410    11,849      7,311
 Other  . . . . . . . . . . . . . . . . .                     440                507            291       687        944
                                                          -------            -------        -------   -------    -------
   Total revenue  . . . . . . . . . . . .                  27,909             30,314         29,224    25,021     19,775
                                                          -------            -------        -------   -------    -------

Costs and expenses:
 Costs of consulting and training   . . .                  11,274             12,464         12,042     8,006      9,795
 Costs of licenses and maintenance  . . .                   6,043              6,561          6,153     4,074      3,326
 Selling, general and administrative  . .                  13,702              7,313          8,182     7,963      6,512
 Other  . . . . . . . . . . . . . . . . .                   1,053              1,084            938     2,970      5,478
                                                          -------            -------        -------   -------    -------
   Total costs and expenses . . . . . . .                  32,072             27,422         27,315    23,013     25,111
Income (loss) from operations . . . . . .                  (4,163)             2,892          1,909     2,008     (5,336)
Other (expense) . . . . . . . . . . . . .                    (467)              (805)          (251)     (635)    (1,248)
                                                          -------            -------        -------   -------    -------
Net income (loss) before income taxes . .                  (4,630)             2,087          1,658     1,373     (6,584)
Provision for income taxes  . . . . . . .                    (260)              (375)          (287)     (299)      (425)
                                                          -------            -------        -------   -------    -------
Net income (loss) . . . . . . . . . . . .                 $(4,890)           $ 1,712        $ 1,371   $ 1,074    $(7,009)
                                                          =======            =======        =======   =======    =======
Net income (loss) per share . . . . . . .                 $ (0.75)           $  0.32        $  0.27   $  0.23    $ (1.87)
                                                          =======            =======        =======   =======    =======
Net income per share (fully-diluted)  . .                 $  *               $  0.31
                                                                             =======
OTHER FINANCIAL DATA:
Revenue
 Development and production
   Consulting and training  . . . . . . .                 $10,992            $12,047        $10,646   $ 7,864    $ 7,363
   Licenses and maintenance . . . . . . .                   6,218              5,712          5,824     6,011      4,717
   Other  . . . . . . . . . . . . . . . .                     214                205            203       530        601
                                                          -------            -------        -------   -------    -------
     Total  . . . . . . . . . . . . . . .                  17,424             17,964         16,673    14,405     12,681
 Pipeline and surface facilities
   Consulting and training  . . . . . . .                   2,706              4,210          5,076     3,821      3,882
   Licenses and maintenance . . . . . . .                   4,268              3,696          3,601     4,058      1,393
   Other  . . . . . . . . . . . . . . . .                      81                296            101        16        417
                                                          -------            -------        -------   -------    -------
     Total  . . . . . . . . . . . . . . .                   7,055              8,202          8,778     7,895      5,692
 Graphical user interface
   Consulting and training  . . . . . . .                   1,340              1,439            801       800        275
   Licenses and maintenance . . . . . . .                   1,945              2,703          2,985     1,780      1,201
   Other  . . . . . . . . . . . . . . . .                       4                 12              4       ---        ---
                                                          -------            -------        -------   -------    -------
     Total  . . . . . . . . . . . . . . .                   3,289              4,154          3,790     2,580      1,476
 Other income (expense)   . . . . . . . .                     141                 (6)           (17)      141        (74)
                                                          -------            -------        -------   -------    -------
     Total  . . . . . . . . . . . . . . .                 $27,909            $30,314        $29,224   $25,021    $19,775
                                                          =======            =======        =======   =======    =======

                                                                           Years Ended December 31,
                                                     1994            1993           1992             1991            1990
                                                   -------         -------         -------         -------         -------
                                                                  (In thousands, except per share data)
OTHER FINANCIAL DATA (CONTINUED):
Software research and development
Current expense . . . . . . . . . . . . .          $   793         $ 1,139         $ 1,080         $12,865         $ 2,951
Capitalized costs(1)  . . . . . . . . . .            5,599           4,440           5,844           7,236           6,212
Amortization expense(2) . . . . . . . . .          $ 4,589         $ 4,144         $ 3,628         $ 2,910         $ 2,204

BALANCE SHEET DATA:
Working capital (deficit) . . . . . . . .          $ 3,466         $ 4,363         $ 1,916         $(4,956)        $(2,626)
Software, net . . . . . . . . . . . . . .           27,656          26,646          26,350          24,134          19,808
Total assets  . . . . . . . . . . . . . .           44,544          45,903          42,881          39,415          32,476
Long-term debt, net of current portion  .            2,813          10,030           8,827           2,490           2,868
Redeemable convertible preferred stock  .            4,000           4,000           4,000           4,000           3,000
Stockholders' equity  . . . . . . . . . .          $28,436         $20,539         $18,292         $15,816         $13,978


* The effects of exercise or conversion of options or convertible securities are immaterial or antidilutive. See Note 1 to the Consolidated Financial Statements.

(1) The Company capitalizes qualifying costs incurred in developing and enhancing its software products in accordance with FASB Statement 86. See Note 1 to the Consolidated Financial Statements.

(2) The Company amortizes the capitalized software development costs of its stand-alone software products and related enhancements over a 13-year period. The capitalized software development costs of Petroleum WorkBench and Sammi are amortized over a seven-year period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Computer Software Research and Development" and Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company develops and markets sophisticated software for the development and production and pipeline and surface facilities areas of the worldwide oil and gas industry and for graphical user interface applications.

         The following discussion is management's assessment of the Company's historical financial performance and condition. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes thereto.

         The Company recognizes software license revenue on delivery and recognizes maintenance revenue on a straight-line basis over the term of the contract. Certain combined software and service contracts are accounted for using the percentage of completion method with contract revenue recognized based on: (a) value-added output measures of progress for the software portion of the contract after meeting certain specified contractual criteria, and having used the installed software in completing specifications for the engineering services on the project, which have been accepted by the client, and (b) input measures of work performed on an hours-to-hours basis for the services portion of the contract. Fixed-price contract revenue is recognized using the percentage of completion method, calculated on the ratio of labor hours incurred to total projected labor hours. Losses on contracts accounted for using the percentage of completion method are recognized at the time they are identified. See Note 1 to the Company's Consolidated Financial Statements.

         The Company capitalizes qualifying costs incurred in developing and enhancing its software products in accordance with FASB Statement 86. The Company amortizes the capitalized software development costs of its stand-alone software products and related enhancements over a 13-year period. The capitalized software development costs of Petroleum WorkBench and Sammi are amortized over a seven-year period. See Note 1 to the Company's Consolidated Financial Statements and "Computer Software Research and Development" below.

LIQUIDITY AND CAPITAL RESOURCES

         OVERALL FINANCIAL POSITION. The liquidity and financial condition of the Company improved significantly during 1994 as a result of the sale of common stock in the June 1994 public offering and other capital transactions described below. At December 31, 1994, the Company's working capital ratio was
1.4 to 1, based on current assets of $12.7 million and current liabilities of $9.2 million. The Company's working capital ratio at December 31, 1993, was
1.39 to 1. Total stockholders' equity increased to $28.4 million at December 31, 1994, from $20.5 million at December 31, 1993.

         At December 31, 1993 and 1992, the Company had positive working capital of $4.4 million and $1.9 million, respectively. During 1992 and 1993, the Company undertook a series of steps to increase its financial flexibility and liquidity. In September 1992, the Company issued a $2.5 million 7-year convertible debenture to Renaissance Capital Partners II, Ltd. ("Renaissance") and in September 1993 issued a $1.0 million 7-year convertible debenture to Renaissance. See Note 3 to the Consolidated Financial Statements. In January 1994, the Company extended the maturity of its revolving credit facility, and the related guarantee issued by the United States Export-Import Bank, through January 1995. The $5.0 million outstanding under the Company's revolving credit facility at December 31, 1993, was classified as a long-term liability.

         The Company believes that its improved financial condition and liquidity will enable increased efforts aimed at further market penetration of its new WorkBench and Sammi products, as well as increased efforts aimed at further market penetration of its traditional products and services.

         The Company's working capital and cash requirements will continue to be influenced by the level of software research and development costs. During the years ended December 31, 1994 and 1993, the Company reduced the level of software research and development costs, in the aggregate and as a percentage of total costs incurred (excluding software amortization), to $6.4 million and 20%, and $5.5 million and 20%, respectively, from a high of $9.2 million and 31%, respectively, during the year ended December 31, 1990. Although software research and development costs will continue, management expects these costs to decrease as a percentage of revenue in the future. In an effort to reduce the internal capital requirements for these projects, the Company actively pursues opportunities to fund software research and development costs through development projects with oil and gas industry partners, government agencies and others. In this type of funded development project, participating companies or other entities provide all or a portion of the funds required to develop or enhance a software product in exchange for access to the resulting software at discounted or nominal prices with the Company retaining ownership and licensing rights to the product. In accordance with generally accepted accounting principles, the Company generally records as consulting revenue amounts received from these third parties and capitalizes the qualifying portion of related costs incurred as software development costs in accordance with FASB Statement 86.

         The Company believes that (a) amounts expected to continue to be available under the Company's revolving credit facility and (b) internally generated funds, should provide the Company with sufficient liquidity and working capital to meet its anticipated operating needs. There can be no assurance, however, that the Company will generate sufficient cash flow from operations to meet its future operating needs or be successful in obtaining any additional debt or equity financing.

PUBLIC OFFERING AND OTHER EQUITY TRANSACTIONS. On June 30, 1994, the Company sold 2.0 million newly issued shares of common stock in a public offering from which the Company received net proceeds of $8.1 million, net of related costs of approximately $270,000. The Company used the proceeds from the public offering to repay its bank indebtedness of $5.1 million, to reduce accounts payable, and to increase working capital.

         In July 1994 the underwriters of the public offering exercised an overallotment option, resulting in the sale by the Company of 383,000 additional newly issued shares of common stock, from which the Company received net proceeds of approximately $1.6 million.

         Simultaneously with completion of the public offering, Renaissance Capital Partners II, Ltd. ("Renaissance") converted $1.75 million in principal amount of convertible debentures (see Notes 2 and 3 to Consolidated Financial Statements) into 653,846 shares of common stock, which Renaissance sold in the public offering. As a result of the Renaissance conversion, the Company reduced paid-in capital by $119,000 for unamortized debt issuance costs related to the converted debentures.

         Also, in 1994, the Company received net proceeds of approximately $1.0 million from the sale of newly issued common stock in connection with exercises of stock options.

BANK REVOLVING CREDIT FACILITY. Effective September 21, 1994, the Company established a new primary banking relationship, which includes a loan agreement with the bank that provides for a revolving credit facility pursuant to which the Company may utilize up to $6.0 million for: (a) short-term borrowings for working capital purposes and (b) the issuance of letters of credit for bid guarantees, performance bonds, and advance payment guarantees.

         Borrowings and outstanding letters of credit are collateralized by substantially all the Company's assets, excluding those of the Company's Canadian subsidiary. The maximum amount of cash borrowings and letters of credit that may be outstanding at any time is determined by a borrowing base formula related to available collateral. The credit facility consists of a foreign portion under which up to $5.0 million cash borrowings and letters of credit may be outstanding if sufficient collateral of foreign accounts receivable is available and a domestic portion under which up to $1.5 million of cash borrowings and letters of credit may be outstanding if sufficient collateral of domestic accounts receivable is available. At December 31, 1994, the Company elected to limit insurance coverage of domestic accounts receivable because the Company did not require financing to the full extent of the revolving credit facility. This enabled the Company to reduce insurance premium costs and decreased the amount of available credit to $1.4 million.
On a fully-guaranteed, fully-insured basis, the Company estimates that qualifying collateral would have resulted in total available credit of approximately $4.8 million at December 31, 1994.

         The foreign portion of the credit facility is supported by a $4.5 million guarantee by the Export-Import Bank of the United States. The revolving credit facility is available through July 15, 1995, concurrent with the term of the current Export-Import Bank guarantee. The Company believes that, as in the past, the Export-Import Bank will continue to grant additional terms of its guarantee. The Company intends to request an increase to the amount guaranteed to $5 million if necessary for working capital needs. The Company expects that the Export-Import Bank would agree to such an increase, if requested.

         As of December 31, 1994, the borrowing base, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:

                                             (In thousands)
Revolving credit facility limit                  $6,000
                                                 ======

Borrowing base (limited by insurance coverage
and amount of qualified receivables)             $3,065
                                                 ======
Amounts outstanding:
  Short-term cash borrowings                     $1,000
  Letters of credit                                 707
                                                 ------
                                                 $1,707
                                                 ======

Credit available as of December 31, 1994         $1,358
                                                 ======


         Interest rates applicable to short-term cash borrowings under the foreign portion of the credit facility are equal to the bank's prime rate of interest. Interest rates applicable to short-term cash borrowings under the domestic portion of the credit facility are equal to the bank's prime rate of interest plus 1.5%. The weighted average interest rates incurred by the Company were 8.7% and 8.5% in the years ended December 31, 1994 and 1993, respectively. At December 31, 1994, the interest rates applicable to short-term cash borrowings were 8.5% and 10.2% for the foreign and domestic portions of the line of credit, respectively. The Company pays 2% annually for outstanding letters of credit. The agreement requires that the Company meet certain requirements regarding operating results and financial condition, and prohibits the Company from paying dividends without the bank's prior written consent. As of December 31, 1994, the Company is not in compliance with certain financial covenants. The bank has agreed to a forbearance of these covenant violations.

         The Company pays to the Export-Import Bank an annual fee of $67,500, equal to 1.5% of the amount of the guarantee. In addition, the Company is required to purchase credit insurance for all foreign and certain domestic receivables at a cost of 0.25% of the amount of the insured receivables.

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

         The Company's Canadian subsidiary has a bank line of credit of approximately $650,000 for working capital financing of its projects. At December 31, 1994, the Canadian subsidiary had no outstanding borrowings under this arrangement. Interest related to borrowings on the Canadian line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.25%.

RESULTS OF OPERATIONS

OVERALL OPERATING RESULTS

         1994 Compared to 1993. The Company reported a loss before income taxes of $4,630,000 in 1994. The Company reported income before income taxes of $2,087,000 in 1993. In the fourth quarter of 1994 the Company increased its provision for doubtful accounts by $5,854,000 because of uncertainty about collectibility of accounts receivable from certain VARs, previously in the Company's Pipeline and Facilities Division and London office. The 1994 loss also resulted partly from lower development and production consulting revenue due to the timing of work on large foreign consulting contracts. Additionally, the Company increased its sales and marketing expenses, including increased costs for further market penetration of the WorkBench and the Company's other products. Increased investment in sales and marketing activities to contribute to future growth of the Company was one of the intended uses of part of the proceeds of the June 1994 public offering of common stock. The Company plans to continue an increased level of sales and marketing expenses for several additional quarters, which has the effect of decreasing reported income from operations until such time that the Company realizes sufficient additional revenue and profits as a result of the increased sales and marketing activities.

         Part of the Company's marketing strategy has been to establish strategic alliances with quality VARs. VARs license the Company's software products for remarketing and sublicensing to end users or to other VARs, either for use on a specific project for a specific customer or for general marketing to the VARs' current and future customers. The Company's VARs are generally substantial companies with long operating histories. The software products licensed to VARs are established, proven products that have long been widely accepted in the marketplaces served by the Company.

         In some cases, primarily to obtain preferential pricing, a VAR makes an unconditional commitment to pay to the Company a fixed license fee for software to be used on a specific project for a specific customer or an unconditional commitment to pay to the Company a minimum fixed fee for the right of general marketing to the VAR's current and future customers for a specified period, usually one-year. In the case of general marketing rights, a VAR is required to pay license fees as it has transactions with its customers. On the due date or dates of a minimum fixed fee, which are payable either in installments or at the end of the term of a VAR agreement, the VAR must pay to the Company the amount, if any, required for total payments to equal the required minimum fixed fee amount. General marketing VAR minimum fixed fees are not subject to reduction based on the number of units marketed by a VAR and are not otherwise contingent on whether a VAR is successful in marketing the Company's software products or otherwise.

         In accounting for a VAR agreement, the Company recognizes revenue at inception of the contract only if collection is determined to be probable and all other requirements for revenue recognition are met. These include: (a) delivery of all software products on all platforms that a VAR has the right to receive, (b) reviewing the VAR's credit status to determine whether the VAR has the financial capability to make the required fixed minimum payments, regardless of whether the VAR is successful in marketing the Company's software products, (c) determining that the VAR is not new, undercapitalized, or in financial difficulty, and (d) determining that the transaction is viable for both parties.

         In the fourth quarter of 1994, certain VARs of the Company's Pipeline and Facilities Division did not pay fixed fees when due for certain software licensed for use on specific projects for specific customers and also certain minimum fixed fees for rights of general marketing.

         In the fourth quarter of 1994 the Company increased its 1994 provision for doubtful accounts by $5,854,000, of which $1,958,000 was related to the fixed fee payments due from VARs. The Company has determined that the chance is remote that it will be able to collect accounts receivable of $2,118,000, of which $1,437,000 is related to fixed fee amounts from VARs. Accordingly, in the December 31, 1994 balance sheet, the Company has written off accounts receivable totaling $2,118,000. The Company had previously filed a Form 10-K with unaudited financial statements for the year ended December 31, 1994 which showed a fourth quarter provision for doubtful accounts in the amount of $2,443,000. The increase of $3,411,000 is attributable to several accounts which the Company has since been unable to collect and the Company, upon the basis of facts and circumstances subsequent to the previously filed Form 10-K, has determined that collection of these amounts is not now imminent.

         The Company commenced and continues to have discussions with VARs that owe the Company the remaining fixed fees and is in the process of determining if resolutions acceptable to each VAR and the Company are possible. The need of the Company to undertake an inquiry and the need of its auditors to await the completion of the inquiry and to undertake their own due diligence resulted in a substantial delay in completing the audit of the Company's 1994 financial results.

         Effective with the fourth quarter of 1994 the Company is using significantly more stringent qualitative and quantitative criteria and guidelines in deciding if a VAR's fee should be considered a fixed fee that enables revenue recognition at inception of the VAR arrangement if all other revenue recognition requirements are met.

         In connection with the non-payment by VARs of minimum fixed fees, which had been recognized by the Company as revenue, the Company conducted an investigation and discovered that certain persons in its Pipeline and Facilities Division had indicated in writing to some of the VARs in connection with thirteen contracts involving aggregate payments of $2,331,000 that payment of the fixed fees would not be required under specified conditions, generally related to whether the VARs were successful in sublicensing the software to specific customers for use on specific projects or to other customers of the VARs. Most of such written representations were signed by Division employees who are no longer employed by and have no present association with the Company.

         Upon learning of the foregoing written representations, and after consultation with the Company's auditors, Hein + Associates, the Audit Committee of the Board of Directors of the Company on April 27, 1995 appointed a Special Committee, consisting of an outside Director, the Company's outside principal legal counsel and its Chief Financial Officer, to investigate the circumstances related to these representations and the related VAR agreements. During the following two months the Committee interviewed thirty current and former Company employees and extensively reviewed Company files. Hein + Associates was kept informed throughout of the results of the investigation and from time to time made suggestions to the Special Committee for particular inquiries, which suggestions were followed.

         In a May 30, 1995 report to the Audit Committee and the Board of Directors the Special Committee concluded that the representations to the VARs were not authorized by the Company and were not approved in advance by any of the Company's executive officers, except for one situation described below, nor was their existence known by any of the Company's accounting personnel. The Committee concluded that the individuals who made the representations about deferral of the obligations of VARs to pay license fees until resales occurred believed that such resales were certain to occur on a timely basis (which in a number of instances proved correct) and therefore believed that the representations were not material. The Company, with the consultation and approval of the Board of Directors, has established rigorous controls and procedures to guard against similar unauthorized representations to the Company's clients in the future and the Board of Directors has also determined sanctions for those few individuals that the Company continues to employ who had involvement with the unauthorized representations. These controls and procedures, as well as the sanctions, were discussed with Hein + Associates prior to their implementation, who agreed to their propriety.

         Subsequent to the May 30, 1995 report, it was discovered that an Executive Vice President and Director of the Company had been involved in a similar representation to another VAR. The Special Committee supplemented its inquiry to include that situation and concluded in a supplemental report to the Board of Directors describing this situation that the Committee's previous conclusions with respect to the non-involvement of any of the Company's other executive officers and of its accounting personnel remained correct. The Special Committee also concluded that there were no facts or circumstances that suggested that there were any additional remaining similar representations to VARs or others which had not been investigated. As a result of this situation, on June 21, 1995, upon recommendation of the Chief Executive Officer of the Company, the Board of Directors approved the immediate termination of such Executive Vice President as an officer and employee of the Company.

         The individuals who made the representations were not actually authorized to do so by the Company. Also, legal counsel to the Company has advised that there was no apparent authority basis for their representations. Almost all of the related VAR agreements do not allow modifications to the payment obligations of the VARs in the manner purported by the unauthorized representations. The Company's legal counsel has advised it that the representations are not enforceable, that they may be disavowed by the Company, and that the fixed fees required by the VAR agreements are due and payable.

         The Company remained in essentially daily communication with Hein + Associates throughout this two month inquiry period. During June, the Company also advised its former auditors, Ernst & Young, with respect to its 1992 audited financial statements of the situation with the representations to the VARs and the special inquiry. Ernst & Young indicated to the Company that it would need to perform its own extensive due diligence with respect to this situation and the 1992 financial statements before it could consent to the use of its audit opinion on those financial statements in spite of the fact that Hein + Associates was able to advise Ernst & Young that nothing had come to their attention with respect to the 1992 financial statements which would have a material effect upon them. Ernst & Young could further not inform the Company of how much time or how much expense might be involved in the work which it would need to do in connection with the 1992 financial statements.
The Company considered a number of alternatives in connection with the 1992 financial statements including the possibility of having those financial statements reaudited by Hein + Associates but no conclusion was reached in this respect. . The unaudited financial statements for 1992 included herein are the same as the audited statements previously filed in the Form 10-K for that year.

         Throughout the month of June, 1995 the Company assumed, upon the basis of its frequent communications with Hein + Associates, that the audit of its 1994 financial statements would be promptly completed and the numerous repeated delays in such completion therefore were not anticipated by the Company. On June 30, 1995, the Company was advised by Hein + Associates that it was resigning as the Company's auditor for its 1994 financial statements although it was not withdrawing its audit opinion with respect to the Company's 1993 financial statements. Hein + Associates had not previously discussed the possibility of resignation during the two month special inquiry period. Hein + Associates did not provide the Company with any specific reason or reasons for its resignation other than to indicate that it was due to a number of factors. Hein + Associates has however agreed with the Company that such resignation was not due to any disagreement with the Company over accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         Hein + Associates did not furnish any reason to the Company at the time of its June 30 resignation or in the July 3 meeting, or with the July 6 communication, for its resignation and declined repeated requests from the Company and others during the following two weeks for an explanation. On

July 19, 1995 Hein + Associates furnished the Company with a letter advising it that it had resigned because of a "risk of management misrepresentations" in the financial statements. This was the first time any such allegation had been made throughout the entire investigating period.

         The July 19, 1995 letter of Hein + Associates also indicated that the timing of adjustments related to the side letters was not resolved at the time of its resignation. The Company was however led to believe through its daily contacts with Hein + Associates that they had in fact reached agreement on the accounting for the transactions involving the side letters, including the fact that in mid-June Hein + Associates had approved a final draft of the financial statements for filing with the SEC, which was then not filed only when the additional side letter problem involving the Company's former Executive Vice President was discovered and required analysis.

         On September 22, 1995, the Board of Directors of the Company approved the selection of Ehrhardt Keefe Steiner & Hottman PC as its auditors.

REVENUE

         1994 COMPARED TO 1993. Total revenue decreased 8% to $27.9 million in 1994 from $30.3 million in 1993. The Company reported lower revenue from both consulting and training and also licenses and maintenance, primarily because of the reasons discussed in the "Overall Operating Results" section.

         Total revenue from development and production products and services decreased 3% to $17.4 million in 1994 from $18.0 million in 1993. However, software license and maintenance revenue increased 11% to $6.2 million in 1994 from $5.7 million in 1993. Total revenue from the Petroleum WorkBench increased 54% to $3.7 million in 1994 from $2.4 million in 1993. Consulting and training revenue decreased 13% to $10.5 million in 1994 from $12.0 million in 1993 because of the reason discussed in the "Overall Operating Results" section.

         Total revenue from pipeline and surface facilities products and services decreased 13% to $7.1 million in 1994 from $8.2 million in 1993. Consulting and training revenue decreased 36% to $2.7 million in 1994 from $4.2 million in 1993. In 1993, the pipeline and surface facilities division had higher consulting revenue due to continued work on the final stages of several of the significant combined software and services contracts that were initiated in 1991. Software license and maintenance revenue increased 16% to $4.3 million in 1994 from $3.7 million in 1993.

         Total revenue from graphical user interface ("GUI") products and services decreased 21% to $3.3 million in 1994 from $4.2 million in 1993. Software license and maintenance revenue decreased 26% to $2.0 million in 1994 from $2.7 million in 1993. The decrease was attributable primarily to what the Company believes is a temporary decline in the aerospace industry market and because of a temporary reduction in sales personnel during a period of internal reorganization of the Kinesix division's sales force.

         1993 COMPARED TO 1992. Total revenue increased 4% to $30.3 million in 1993 from $29.2 million in 1992 primarily as a result of increased sales of Sammi and Petroleum WorkBench and related consulting services. Total revenue from the Company's Sammi and Petroleum WorkBench products and services increased 25% to $6.6 million in 1993 from $5.3 million in 1992. Revenue from the Company's stand-alone products and services declined slightly to $23.7 million in 1993 as compared to $23.9 million in 1992.

         Total consulting and training revenue increased 7% to $17.7 million in 1993 from $16.5 million in 1992, primarily as a result of higher consulting revenue from new foreign contracts in the exploration and production division, which was partially offset by a decline in revenue from the Company's pipeline and surface facilities division. The Company's total license and maintenance revenue declined by $299,000 during 1993 when compared to 1992, which was partially offset by a $216,000 increase in other revenue.

         Total revenue from development and production products and services increased 8% to $18.0 million in 1993 from $16.7 million in 1992. Consulting and training revenue in this area increased 13% to $12.0 million in 1993 from $10.6 million in 1992 as a result of new foreign contracts. Development and production software license and maintenance revenue decreased slightly to $5.7 million in 1993 as compared with $5.8 million in 1992 primarily due to decreased sales of the Company's stand-alone products.

         Total revenue from pipeline and surface facilities products and services decreased 7% to $8.2 million in 1993 from $8.8 million in 1992 as a result of a decrease in consulting and training revenue of 17% to $4.2 million in 1993 from $5.1 million in 1992. In 1992, the pipeline and surface facilities division had higher consulting revenue due to the significant combined software and services contracts that were initiated in 1991.

         Total revenue from GUI products and services increased 10% to $4.2 million in 1993 as compared to $3.8 million in 1992 as a result of an increase in consulting and training revenue to $1.4 million in 1993 from $800,000 in 1992. The base of clients for GUI consulting and training services has increased as a result of the sales of GUI software licenses during 1993 and 1992. Software license and maintenance revenue for GUI products decreased 10% to $2.7 million in 1993 as compared with $3.0 million in 1992.

FOREIGN REVENUE

         Revenue derived from foreign sources during 1994, 1993 and 1992 is set forth below:

                 Revenue From          Percentage of
   Year        Foreign Sources         Total Revenue
                (In thousands)
   1994            $18,214                  65%
   1993             18,541                  61%
   1992             17,145                  59%


         Management believes that foreign revenue will continue to be an important factor in the Company's business, primarily as a result of continued penetration of international markets through the Company's strategic marketing efforts. See "Business -- Geographic and Business Line Data" for information regarding the particular geographic areas in which the Company generated foreign source revenue during these periods.

COSTS OF CONSULTING AND COSTS OF LICENSES AND MAINTENANCE

         1994 COMPARED TO 1993. Costs of consulting and training decreased to $11.3 million in 1994 from $12.5 million in 1993. The decrease resulted primarily from the lower level of consulting activity in 1994 because of the reason discussed in the "Overall Operating Results" section. Costs of consulting and training were 75% of consulting and training revenue in 1994 and 70% in 1993.

         Costs of licenses and maintenance decreased to $6.0 million in 1994 from $6.6 million in 1993, including software amortization of $4.6 million in 1994 and $4.1 million in 1993. Costs of licenses and maintenance were 48% of license and maintenance revenue in 1994 and 54% in 1993.

         1993 COMPARED TO 1992. Direct costs of consulting and training increased to $12.5 million in 1993 from $12.0 million in 1992. Direct costs of consulting and training were 70% of consulting training revenue in 1993 as compared to 73% in 1992. The decrease in consulting and training costs as a percentage of revenue was attributable to minor variations in gross margins realized on consulting contracts.

         Costs of licenses and maintenance were $6.6 million in 1993 as compared to $6.2 million in 1992, including amortization of software of $4.1 million in 1993 and $3.6 million in 1992. Total costs of license and maintenance revenue were 54% of license and maintenance revenue in 1993 as compared to 50% in 1992 with the increase being attributable primarily to increased software amortization expense.

CONTRACT COST ACCRUALS (REVERSALS)

         Contract cost accruals and reversals are recognized on certain combined software and service contracts as required based on the percentage of completion applied to total estimated project costs in order to recognize a constant gross margin over the term of such contracts. Contract cost (reversals) of ($4,000) in 1994, ($333,000) in 1993, and ($392,000) in 1992,
respectively, are included in costs and expenses in the statement of operations and relate to the reversal of previous accruals to provide constant gross margins over the terms of the contracts. Contract cost accruals result in the recognition of a portion of contract costs as expenses before they are incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         1994 COMPARED TO 1993. Selling, general, and administrative expenses increased to $13.7 million in 1994 from $7.3 million in 1993. The increase was primarily attributable to the increase to the allowance for doubtful accounts of $5,854,000, which is discussed under "Overall Operating Results." Also, the Company increased its sales and marketing activities, including increased costs for the purpose of further market penetration of the WorkBench and the Company's other products.

         1993 COMPARED TO 1992. Selling, general and administrative costs decreased to $7.3 million in 1993 as compared to $8.2 million in 1992. The decrease was primarily attributable to reorganization of the exploration and production division's sales and marketing staff.

SOFTWARE RESEARCH AND DEVELOPMENT

         Following is a summary of costs of development and enhancement of the Company's software products for 1994, 1993, and 1992, the amounts capitalized in accordance with FASB Statement No. 86, the amounts charged to research and development expense, the amounts of capitalized costs amortized, and the total amounts recognized as expense in the statements of operations.

              Total                                                   Total
             Software     Amount        Amount         Amount       Charges to
   Year    Expenditures Capitalized    Expensed       Amortized      Earnings
                                      (In thousands)
   1994        $6,392      $5,599       $  793          $4,589       $5,382
   1993         5,579       4,440        1,139           4,144        5,283
   1992         6,924       5,844        1,080           3,628        4,708

         The capitalized software costs of $5.6 million for 1994, include a one-time payment by the Company of $100,000 to acquire a paid-up software license for software owned by a third party that is included as a component of several of the Company's software products. The Company had previously paid royalties to the third party equal to a percentage of the Company's revenue from those products. As a result of this payment, the Company will not be required to pay such royalties in the future.

         The Company has continued its commitment to the development and enhancement of its software products. Capitalized software costs increased in 1994 partly as a result of acceleration of development activities for the WorkBench. These activities were accelerated to enable providing an enhanced product to the marketplace, which the Company believes will complement the increased sales and marketing efforts.

         The Company capitalizes qualifying costs incurred in developing and enhancing its software products in accordance with FASB Statement 86 upon determining technological feasibility with respect to the product or enhancement. See Note 1 to the Consolidated Financial Statements. Capitalized costs of each software product are amortized over the applicable useful life of that product. The capitalized software development costs of the Company's stand-alone software products are amortized over a 13-year useful life because the fundamental equations that represent the foundations of these software products are based upon unchanging scientific principles and thus management believes these products have useful lives that are relatively longer than other software products. The unchanging characteristics of the underlying fundamental equations that represent the foundation of the Company's software products also means that technological feasibility of new products and enhancements is generally determined relatively early in the development process. Thus, in accordance with Statement 86, the Company begins capitalizing qualifying software development costs at a relatively earlier stage than may be the case with other software companies.

         The Company amortizes the capitalized costs of Petroleum WorkBench and Sammi over a seven-year period. Although the amortization periods utilized by the Company for its products are longer than the amortization periods generally used in the software industry, management believes that these periods are consistent with generally accepted accounting principles and are appropriate based upon the relatively longer useful lives of the Company's software products.

         Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes costs of purchased software and qualifying internal costs of developing and enhancing its software products, in accordance with FASB Statement 86.

         Amortization of capitalized software costs is determined each year based on the greater of: (1) the amount computed using the ratio of current year gross revenues to the sum of current and anticipated future gross revenue for that product, or (2) straight-line amortization. The Company uses the following useful lives in computing straight-line amortization: basic technology for exploration, production, and pipeline software products and enhancements, 13 years; Petroleum WorkBench and Sammi, 7 years.

         Effective January 1, 1994, the Company allocated 67% of the net book value of its basic technology computer aided production software products, amounting to $9,850,000, to the carrying value of the Petroleum WorkBench. Petroleum WorkBench is an integrated software system that includes the basic technology production software products. Petroleum WorkBench, which operates on workstations and personal computers, enables integrated use of the basic technology software products more quickly and efficiently than with individual and non-integrated products. The Company will also continue to market the basic technology production software products on a stand-alone basis.

         The amounts allocated were substantially in proportion to respective estimated future revenue projections for the Petroleum WorkBench and the basic technology software products. The amounts allocated to the Petroleum WorkBench are being amortized over a 7-year period commencing January 1, 1994. The Company is continuing to amortize the remaining unamortized cost of the basic technology software products over 13 years.

FOREIGN EXCHANGE GAINS (LOSSES)

         The Company's foreign exchange gains and losses relate principally to the effects of fluctuations in the exchange rate of the British pound on transactions of the Company's subsidiary in the United Kingdom that are denominated in other currencies.

         In 1994 and 1993, the Company recognized net foreign exchange losses of $84,000 and $141,000, respectively, primarily because of strengthening of the British pound against the U.S. dollar. In 1992 the Company recognized net foreign exchange gains of $116,000 principally as a result of the weakening of the British pound against the U.S. dollar.

INTEREST INCOME (EXPENSE)

         The following table summarizes the components of interest income (expense) during 1994, 1993, and 1992. The interest capitalized was included as a component of the capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.

                                                                 Interest
              Interest         Interest          Interest         Income
   Year        Income          Incurred        Capitalized       (Expense)
                                     (In thousands)
   1994         $21             $(754)            $350          $(383)
   1993          17              (966)             285           (664)
   1992          20              (680)             293           (367)


INFLATION

         The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
REPORT OF EHRHARDT KEEFE STEINER & HOTTMAN PC                                30

REPORT OF HEIN + ASSOCIATES LLP                                              31

REPORT OF ERNST & YOUNG LLP                                                  32

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1994 AND 1993                    33

CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE THREE
YEARS IN THE PERIOD ENDED DECEMBER 31, 1994                                  34

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1994                            35

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE
YEARS IN THE PERIOD ENDED DECEMBER 31, 1994                                  36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   37

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:  II - VALUATION AND
QUALIFYING ACCOUNTS                                                          54

All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                 REPORT OF EHRHARDT KEEFE STEINER & HOTTMAN PC

The Board of Directors and Stockholders
Scientific Software-Intercomp, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Scientific Software-Intercomp, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedules as of and for the year ended December 31, 1994 listed in the Index at
Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Software-Intercomp, Inc. and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


Ehrhardt Keefe Steiner & Hottman PC
Certified Public Accountants

Denver, Colorado
February 2, 1996

                        REPORT OF HEIN + ASSOCIATES LLP

This report is a copy of a previously issued Hein + Associates LLP audit report. Hein + Associates LLP resigned as Company auditors on June 30, 1995, has not withdrawn its opinion for 1993, but has declined to reissue this report. The 1993 financial statements included in this report are the same as the audited financial statements previously filed in the Form 10-K for that year. In the opinion of management, no events have occurred that would require any change to the financial statements covered by the report.

Hein + Associates LLP declined to reissue its report initially unless it was paid disputed audit fees for 1994 and subsequently reiterated its decline without explanation.



The Board of Directors and Stockholders
Scientific Software-Intercomp, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Scientific Software-Intercomp, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedules as of and for the year ended December 31, 1993 listed in the Index at
Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Software-Intercomp, Inc. and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

HEIN + ASSOCIATES
Certified Public Accountants

Denver, Colorado
March 21, 1994

                          REPORT OF ERNST & YOUNG LLP

This report is a copy of a previously issued Ernst & Young LLP audit report. Ernst & Young LLP resigned as Company auditors on August 5, 1993, has not withdrawn its opinion for 1992, but has declined to reissue this report. The 1992 financial statements included in this report are the same as the audited financial statements previously filed in the Form 10-K for that year. In the opinion of management, no events have occurred that would require any change to the financial statements covered by the report.

The Company's management understands that Ernst & Young LLP has declined to reissue its report in light of the problems relating to the value added reseller (VAR) contracts because the reissuance of said report would require an amount of time and expense so as to make reissuance impracticable.



To the Board of Directors and Stockholders
Scientific Software-Intercomp, Inc.

We have audited the accompanying consolidated balance sheet of Scientific Software-Intercomp, Inc. as of December 31, 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1992. Our audits also included the financial statement schedules as of and for the years ended December 31, 1992 and 1991 listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Software-Intercomp, Inc. at December 31, 1992, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


                                 ERNST & YOUNG

Denver, Colorado
April 14, 1993

              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            December 31,
                                                                                     -------------------------
                                                                                         1994         1993
                                                                                     -----------   -----------
ASSETS
Current Assets
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .            $       588   $       139
 Accounts receivable, net of allowance for doubtful                                        6,145        10,317
 accounts of $4,617and $831   . . . . . . . . . . . . . . . . . . . . . .
 Work in progress   . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,973         4,476
 Other current assets   . . . . . . . . . . . . . . . . . . . . . . . . .                  1,055           765
                                                                                     -----------   -----------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .                 12,761        15,697
                                                                                     -----------   -----------


Software, net of accumulated amortization of
 $25,524 and $21,102  . . . . . . . . . . . . . . . . . . . . . . . . . .                 27,656        26,646
                                                                                     -----------   -----------
Property and Equipment, net of accumulated
 depreciation and amortization of $5,589 and $5,094   . . . . . . . . . .                  1,917         1,431
                                                                                     -----------   -----------

Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,210         2,129
                                                                                     -----------   -----------
                                                                                     $    44,544   $    45,903
                                                                                     ===========   ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable and current portion of long-term obligations  . . . . . . .            $       286   $       652
 Notes payable to bank  . . . . . . . . . . . . . . . . . . . . . . . . .                  1,000           ---
 Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,703         3,260
 Accrued salaries and fringe benefits   . . . . . . . . . . . . . . . . .                  1,387         2,881
 Accrued lease obligations  . . . . . . . . . . . . . . . . . . . . . . .                    570           403
 Deferred maintenance and other revenue   . . . . . . . . . . . . . . . .                  2,010         2,556
 Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . .                  1,339         1,582
                                                                                     -----------   -----------
   Total current liabilities  . . . . . . . . . . . . . . . . . . . . . .                  9,295        11,334

Accrued Lease Obligations . . . . . . . . . . . . . . . . . . . . . . . .                    720         1,128
                                                                                     -----------   -----------
Long-Term Obligations . . . . . . . . . . . . . . . . . . . . . . . . . .                    343         5,402
                                                                                     -----------   -----------

Convertible Debentures  . . . . . . . . . . . . . . . . . . . . . . . . .                  1,750         3,500
                                                                                     -----------   -----------
Redeemable Preferred Stock
 Series A Redeemable Convertible Preferred Stock,
 $5 par value; 1,200,000 shares authorized,
 800,000 shares issued and outstanding  . . . . . . . . . . . . . . . . .                  4,000         4,000
                                                                                     -----------   -----------

Commitments and Contingencies (Notes 8 and 9)

Stockholders' Equity
 Common stock, no par value; $.10 stated value; 25,000,000
   and 10,000,000 shares authorized, respectively; 8,064,000
   and 4,667,000 shares issued and outstanding, respectively  . . . . . .                    806           467
 Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 48,233        35,860
 Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . .                (20,046)      (15,156)
 Cumulative foreign currency translation adjustment   . . . . . . . . . .                   (557)         (632)
                                                                                     -----------   -----------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .                 28,436        20,539
                                                                                     -----------   -----------
                                                                                     $    44,544   $    45,903
                                                                                     ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             For The Years Ended December 31,
                                                    ------------------------------------------------
                                                       1994               1993               1992
                                                    ------------      ------------      ------------
Revenue
 Consulting and training  . . . . . . . . . . . .   $     15,038      $     17,696      $     16,523
 Licenses and maintenance   . . . . . . . . . . .         12,431            12,111            12,410
 Other  . . . . . . . . . . . . . . . . . . . . .            440               507               291
                                                    ------------      ------------      ------------
                                                          27,909            30,314            29,224
                                                    ------------      ------------      ------------

Costs and Expenses
 Costs of consulting and training   . . . . . . .         11,274            12,464            12,042
 Costs of licenses and maintenance,
   including software amortization of
   $4,589, $4,144, and $3,628 . . . . . . . . . .          6,043             6,561             6,153
 Contract cost accruals (reversals)   . . . . . .             (4)             (333)             (392)
 Costs of other revenue   . . . . . . . . . . . .            264               278               250
 Selling, general, and administrative   . . . . .         13,702             7,313             8,182
 Software research and development  . . . . . . .            793             1,139             1,080
                                                    ------------      ------------      ------------
                                                          32,072            27,422            27,315
                                                    ------------      ------------      ------------

Income (Loss) from Operations                             (4,163)            2,892             1,909

Other Income (Expense):
 Interest income (expense)  . . . . . . . . . . .           (383)             (664)             (367)
 Foreign exchange gains (losses)  . . . . . . . .            (84)             (141)              116
                                                    ------------      ------------      ------------

Income (Loss) Before Income Taxes . . . . . . . .         (4,630)            2,087             1,658

Provision For Income Taxes  . . . . . . . . . . .            260               375               287
                                                    ------------      ------------      ------------

Net Income (Loss)                                   $     (4,890)     $      1,712      $      1,371
                                                    ============      ============      ============

Weighted Average Number of Common and
 Common Equivalent Shares Outstanding:
 Primary  . . . . . . . . . . . . . . . . . . . .          6,468             5,354             5,137
                                                    ============      ============      ============
 Fully diluted  . . . . . . . . . . . . . . . . .                            6,568
                                                                      ============      ============


Income (Loss) Per Common and
Common Equivalent Share:
 Primary  . . . . . . . . . . . . . . . . . . . .   $      (0.75)     $       0.32      $       0.27
                                                    ============      ============      ============
 Fully diluted  . . . . . . . . . . . . . . . . .                     $       0.31
                                                                      ============



   The accompanying notes are an integral part of the consolidated financial statements.

              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                     Cumulative
                                                                                      Foreign
                                         Common Stock                                 currency       Treasury Stock
                                      -----------------     Paid-in    Accumulated   Translation   ------------------  Stockholders'
                                      Shares     Amount     Capital      Deficit      Adjustment   Shares      Amount    Equity
                                       -----      ----      -------      --------        -----      ----       -----     -------
Balance, January 1, 1992  . . . . .    4,141      $414      $34,504      $(18,239)       $(438)     (131)      $(425)    $15,816

Compensation, services, and
 vendor payments  . . . . . . . . .      320        32          765           ---          ---       131         425       1,222
Foreign currency translation
 adjustment   . . . . . . . . . . .      ---       ---          ---           ---         (117)      ---         ---        (117)
Net income  . . . . . . . . . . . .      ---       ---          ---         1,371          ---       ---         ---       1,371
                                       -----      ----      -------      --------        -----      ----       -----     -------

Balance, December 31, 1992  . . . .    4,461       446       35,269       (16,868)        (555)      ---         ---      18,292

Stock sold for cash . . . . . . . .       16         2           46           ---          ---       ---         ---          48

Compensation, services, and
 vendor payments  . . . . . . . . .      190        19          545           ---          ---       ---         ---         564
Foreign currency translation
 adjustment   . . . . . . . . . . .      ---       ---          ---           ---          (77)      ---         ---         (77)
Net income  . . . . . . . . . . . .      ---       ---          ---         1,712          ---       ---         ---       1,712
                                       -----      ----      -------      --------        -----      ----       -----     -------

Balance, December 31, 1993  . . . .    4,667       467       35,860       (15,156)        (632)      ---         ---      20,539

Stock sold for cash . . . . . . . .    2,667       267       10,471           ---          ---       ---         ---      10,738
Conversion of convertible
 debentures into common stock   . .      654        65        1,566           ---          ---       ---         ---       1,631
Compensation and services . . . . .       76         7          336           ---          ---       ---         ---         343
Foreign currency translation
 adjustment   . . . . . . . . . . .      ---       ---          ---           ---           75       ---         ---          75
Net (loss)  . . . . . . . . . . . .      ---       ---          ---        (4,890)         ---       ---         ---      (4,890)
                                       -----      ----      -------      --------        -----      ----       -----     -------

Balance, December 31, 1994  . . . .    8.064      $806      $48,233      $(20,046)       $(557)      ---       $ ---     $28,436
                                       =====      ====      =======      ========        =====      ====       =====     =======






The accompanying notes are an integral part of the consolidated financial statements.

              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                For the Years Ended
                                                        -------------------------------------
                                                         1994            1993          1992
                                                        -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)  . . . . . . . . . . . . . . . . .   $(4,890)       $ 1,712        $ 1,371
                                                        -------        -------        -------
 Adjustments:   . . . . . . . . . . . . . . . . . . .
   Depreciation and amortization  . . . . . . . . . .     5,329          4,758          4,299
   Contract cost accruals (reversals) . . . . . . . .        (4)          (333)          (392)
   Provision for losses on accounts receivable  . . .     5,917            165            ---
   Compensation and services paid in stock  . . . . .       ---             27            394
 Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable
      and work in progress  . . . . . . . . . . . . .    (2,439)        (2,700)        (1,583)
     (Increase) decrease in other assets  . . . . . .      (230)          (441)           461
     Increase (decrease) in accounts payable and
      accrued expenses  . . . . . . . . . . . . . . .    (1,947)           377           (672)
     Decrease in accrued lease obligations  . . . . .      (241)          (332)          (539)
     Increase (decrease) in deferred revenue  . . . .      (546)            55            113
                                                        -------        -------        -------
   Total adjustments  . . . . . . . . . . . . . . . .     5,839          1,576          2,081
                                                        -------        -------        -------
   Net cash provided by operating activities  . . . .       949          3,288          3,452
                                                        -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capitalized software costs   . . . . . . . . . . . .    (5,599)        (4,400)        (5,844)
 Purchases of equipment   . . . . . . . . . . . . . .    (1,235)          (619)          (483)
                                                        -------        -------        -------
   Net cash utilized in investing activities  . . . .    (6,834)        (5,019)        (6,327)
                                                        -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sales of stock   . . . . . . . . . . . . . . . . . .    10,738             48            205
 Bank borrowings  . . . . . . . . . . . . . . . . . .     1,104            531            749
 Repayments of bank borrowings  . . . . . . . . . . .    (5,132)          (212)           ---
 Proceeds from issuance of convertible debentures   .       ---            921          2,275
 Repayments of other obligations  . . . . . . . . . .      (397)           (44)          (149)
                                                        -------        -------        -------
   Net cash provided by financing activities  . . . .     6,313          1,244          3,080
                                                        -------        -------        -------

Effect of exchange rates on cash  . . . . . . . . . .        21            (31)           (57)
                                                        -------        -------        -------
Net increase (decrease) in cash and equivalents . . .       449           (518)           148
Cash and cash equivalents at beginning of year  . . .       139            657            509
                                                        -------        -------        -------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . .   $   588        $   139        $   657
                                                        =======        =======        =======

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
 Interest, net of amounts capitalized   . . . . . . .   $   437        $   681        $   374
 Income taxes   . . . . . . . . . . . . . . . . . . .       166            264            180
Obligations incurred in purchases of equipment  . . .       ---             93            ---
Exchange of convertible debenture for common stock  .     1,750            ---            ---
Software and equipment purchased for stock  . . . . .       ---             48            ---
Prior compensation and services paid in stock . . . .       343            449            584

    The accompanying notes are an integral part of the financial statements.

              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         Scientific Software-Intercomp, Inc. ("the Company") develops and markets sophisticated software for the development and production and pipeline and surface facilities areas of the worldwide oil and gas industry and for graphic user interface applications. The Company provides consulting and technical support services in each of these areas.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Scientific Software-Intercomp, Inc. ("the Company"), and its wholly-owned subsidiaries, after elimination of all significant intercompany balances and transactions.

LIQUIDITY

         The liquidity and financial condition of the Company improved significantly during 1994 as a result of the sale of common stock in the June 1994 public offering and other capital transactions described below. At December 31, 1994, the Company's working capital ratio was 1.4 to 1, based on current assets of $12.7 million and current liabilities of $9.2 million. The Company's working capital ratio at December 31, 1993, was 1.39 to 1. Total stockholders' equity increased to $28.4 million at December 31, 1994, from $20.5 million at December 31, 1993.

         At December 31, 1993 and 1992, the Company had positive working capital of $4.4 million and $1.9 million, respectively. During 1992 and 1993, the Company undertook a series of steps to increase its financial flexibility and liquidity. In September 1992, the Company issued a $2.5 million 7-year convertible debenture to Renaissance Capital Partners II, Ltd. ("Renaissance") and in September 1993 issued a $1.0 million 7-year convertible debenture to Renaissance. See Note 3 to the Consolidated Financial Statements. In January 1994, the Company extended the maturity of its revolving credit facility, and the related guarantee issued by the United States Export-Import Bank, through January 1995. The $5.0 million outstanding under the Company's revolving credit facility at December 31, 1993 was classified as a long-term liability.

         The Company believes that its improved financial condition and liquidity will enable increased efforts aimed at further market penetration of its new WorkBench and Sammi products, as well as increased efforts aimed at further market penetration of its traditional products and services.

         The Company's working capital and cash requirements will continue to be influenced by the level of software research and development costs. During the years ended December 31, 1994 and 1993, the Company reduced the level of software research and development costs, in the aggregate and as a percentage of total costs incurred (excluding software amortization), to $6.4 million and 20%, and $5.5 million and 20%, respectively, from a high of $9.2 million and 31%, respectively, during the year ended December 31, 1990. Although software research and development costs will continue, management expects these costs to decrease as a percentage of revenue in the future. In an effort to reduce the internal capital requirements for these projects, the Company actively pursues opportunities to fund software research and development costs through development projects with oil and gas industry partners, government agencies and others. In this type of funded development project, participating companies or other entities provide all or a portion of the funds required to develop or enhance a software product in exchange for access to the resulting software at discounted or nominal prices with the Company retaining ownership and licensing rights to the product. In accordance with generally accepted accounting principles, the Company generally records as consulting revenue amounts received from these third parties and capitalizes the qualifying portion of related costs incurred as software development costs in accordance with FASB Statement 86.

         The Company believes that (a) amounts expected to continue to be available under the Company's revolving credit facility and (b) internally generated funds, should provide the Company with sufficient liquidity and working capital to meet its anticipated operating needs. There can be no assurance, however, that the Company will generate sufficient cash flow from operations to meet its future operating needs or be successful in obtaining any additional debt or equity financing.

REVENUE

         The Company recognizes software license revenue on delivery and recognizes maintenance revenue on a straight-line basis over the term of the contract.

         Beginning in 1991 the Company entered into certain combined software and service contracts pursuant to which the Company provides off-the-shelf software, combined with pipeline engineering services, relating to leak detection and operations analysis of pipeline networks. The engineering services provided pursuant to these contracts include analysis of the characteristics of the client's specific pipeline network and entering these characteristics into the Company's software. Programming changes to the off-the-shelf software are not necessary for completion of the contract. The Company also markets the off-the-shelf software for use by clients, as is, without the services included in these contracts. The Company measures progress-to-completion for combined software and services contracts on a value added output basis for the off-the-shelf software portion of the contracts when: (1) a license for the off-the-shelf software has been executed that is enforceable for the customary price of the Company's off-the-shelf software,
(2) the off-the-shelf software has been installed on the project computer, and
(3) the installed off-the-shelf software has been used for completing and providing to the client specifications for the engineering services on the project, which have been accepted by the client. The Company measures progress-to-completion for the engineering services portion of the contracts based on labor hours incurred. Contract costs are recognized based on the percentage of completion applied to total estimated project costs, resulting in a constant gross margin percentage over the term of the contract. Net contract cost (reversals) of ($4,000), ($333,000), and ($392,000), are included in costs and expenses in the statements of operations for 1994, 1993 and 1992, respectively, related to the accrual and reversal of costs to provide the constant gross margin over the term of each contract.

         Revenue earned in performance of time and material contracts is recognized at contractual rates as labor hours and associated costs are incurred. Fixed-price contract revenue is recognized using the percentage of completion method, calculated based on the ratio of labor hours incurred to total projected labor hours. Revenue accrued under time and material contracts is classified as work in progress if contractual milestones for billing have not been reached. Such amounts are later billed in accordance with applicable contract terms. The work in progress amounts at December 31, 1994, are expected to be billed and collected by December 31, 1995. Losses on contracts accounted for using the percentage of completion method are recognized at the time they are identified. Costs incurred for specific anticipated contracts are deferred when recoverability of the costs from the anticipated contract is determined to be probable.

         Work in progress at December 31, 1994 and 1993, includes $301,000 and $314,000, respectively, related to fixed price contracts for the development of software that is funded by others. The revenue on these contracts is recognized using the percentage of completion method, and related qualifying software development costs are capitalized if the Company retains ownership and the right to market the developed software.

         Part of the Company's marketing strategy has been to establish strategic alliances with quality VARs. VARs license the Company's software products for remarketing and sublicensing to end users or to other VARs, either for use on a specific project for a specific customer or for general marketing to the VARs' current and future customers. The Company's VARs are generally substantial companies with long operating histories. The software products licensed to VARs are established, proven products that have long been widely accepted in the marketplaces served by the Company.

         In some cases, primarily to obtain preferential pricing, a VAR makes an unconditional commitment to pay to the Company a fixed license fee for software to be used on a specific project for a specific customer or an unconditional commitment to pay to the Company a minimum fixed fee for the right of general marketing to the VAR's current and future customers for a specified period, usually one-year. In the case of general marketing rights, a VAR is required to pay license fees as it has transactions with its customers. On the due date or dates of a minimum fixed fee, which are payable either in installments or at the end of the term, the VAR must pay to the Company the amount, if any, required for total payments to equal the required minimum fixed fee amount. General marketing VAR minimum fixed fees are not subject to reduction based on the number of units marketed by a VAR and are not otherwise contingent on whether the a VAR is successful in marketing the Company's software products or otherwise.

         In accounting for a VAR agreement, the Company recognizes revenue at inception of the contract only if collection is determined to be probable and all other requirements for revenue recognition are met. These include: (a) delivery of all software products on all platforms that a VAR has the right to receive, (b) reviewing the VAR's credit status to determine whether the VAR has the financial capability to make the required fixed minimum payments, regardless of whether the VAR is successful in marketing the Company's software products, (c) determining that the VAR is not new, undercapitalized, or in financial difficulty, and (d) determining that the transaction is viable for both parties.

         In the fourth quarter of 1994 the Company increased its 1994 provision for doubtful accounts by $5,854,000, of which $1,958,000 was related to the fixed fee payments due from VARs. The Company has determined that the chance is remote that it will be able to collect accounts receivable of $2,118,000, of which $1,437,000 is related to fixed fee amounts from VARs. Accordingly, in the December 31, 1994 balance sheet, the Company has written off accounts receivable totaling $2,118,000. The Company had previously filed a Form 10-K with unaudited financial statements for the year ended December 31, 1994 which showed a fourth quarter provision for doubtful accounts in the amount of $2,443,000. The increase of $3,411,000 is attributable to several accounts which the Company has since been unable to collect and the Company, upon the basis of facts and circumstances subsequent to the previously filed Form 10-K, has determined that collection of these amounts is not now imminent.

         The Company commenced and continues to have discussions with VARs that owe the Company the remaining fixed fees and is in the process of determining if resolutions acceptable to each VAR and the Company are possible. The need of the Company to undertake the foregoing inquiry and the need of its auditors to await the completion of the inquiry and to undertake their own due diligence resulted in a substantial delay in completing the audit of the Company's 1994 financial results.

         Effective with the fourth quarter of 1994 the Company is using significantly more stringent qualitative and quantitative criteria and guidelines in deciding if a VAR's fee should be considered a fixed fee that enables revenue recognition at inception of the VAR arrangement if all other revenue recognition requirements are met.

CAPITALIZED SOFTWARE COSTS

         Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes costs of purchased software and qualifying internal costs of developing and enhancing its software products, in accordance with FASB Statement 86.

         Amortization of capitalized software costs is determined each year based on the greater of: (1) the amount computed using the ratio of current year gross revenues to the sum of current and anticipated future gross revenue for that product, or (2) straight-line amortization. The Company uses the following useful lives in computing straight-line amortization: basic technology for exploration, production, and pipeline software products and enhancements, 13 years; Petroleum WorkBench and Sammi, 7 years.

         Effective January 1, 1994, the Company allocated 67% of the net book value of its basic technology computer aided production software products, amounting to $9,850,000, to the carrying value of the Petroleum WorkBench. Petroleum WorkBench is an integrated software system that includes the basic technology production software products. Petroleum WorkBench, which operates on workstations and personal computers, enables integrated use of the basic technology software products more quickly and efficiently than with individual and non-integrated products. The Company will also continue to market the basic technology production software products on a stand-alone basis.

         The amounts allocated were substantially in proportion to respective estimated future revenue projections for the Petroleum WorkBench and the basic technology software products. The amounts allocated to the Petroleum WorkBench are being amortized over a 7-year period commencing January 1, 1994. The Company is continuing to amortize the remaining unamortized cost of the basic technology software products over 13 years.

Following is a summary of capitalization and amortization for the Company's software products.

                                                   Basic
                                                 Technology
                                                  Products        Other Products
                                               (13 year life)     (7 year life)          Total
                                               --------------     --------------     --------------
                                                                          (In thousands)
Capitalized Software Costs:
 Balance, December 31, 1992   . .              $       31,615     $       11,693     $       43,308
   1993 additions . . . . . . . .                       2,357              2,083              4,440
                                               --------------     --------------     --------------
 Balance, December 31, 1993   . .                      33,972             13,776             47,748
   1994 additions . . . . . . . .                       2,768              2,831              5,599
   Allocations to WorkBench . . .                      (9,850)             9,850                ---
   Retirements  . . . . . . . . .                        (167)                                 (167)
                                               --------------     --------------     --------------
 Balance, December 31, 1994   . .              $       26,723     $       26,457     $       53,180
                                               ==============     ==============     ==============

Accumulated Amortization:
 Balance, December 31, 1992   . .              $       14,041     $        2,917     $       16,958
   1993 amortization expense  . .                       2,369              1,775              4,144
                                               --------------     --------------     --------------
 Balance, December 31, 1993   . .                      16,410              4,692             21,102
   1994 amortization expense  . .                       1,166              3,423              4,589
   Retirements  . . . . . . . . .                        (167)                                 (167)
                                               --------------     --------------     --------------
 Balance, December 31, 1994   . .              $       17,409     $        8,115     $       25,524
                                               ==============     ==============     ==============



         The Company capitalized interest costs of $350,000, $285,000, and $293,000, during the years ended December 31, 1994, 1993, and 1992, respectively, as part of the cost of software development projects in progress.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, and depreciation and amortization are provided on a straight-line basis over the estimated useful lives of these assets. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are retired from the accounts and the resulting gain or loss is included in profit or loss in the period realized. Total depreciation expense was $740,000, $614,000, and $671,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

         Following are the components of property and equipment:

                                                                               December 31,
                                                                      -----------------------------
                                                                       1994                  1993
                                                                      -------               -------
                                                                              (In thousands)
Properties and leasehold improvements . . . . . . . . .               $   402               $   356
Office furniture and equipment  . . . . . . . . . . . .                 2,406                 2,351
Computer equipment  . . . . . . . . . . . . . . . . . .                 4,698                 3,818
                                                                      -------               -------
                                                                        7,506                 6,525
Less, accumulated depreciation and amortization . . . .                 5,589                 5,094
                                                                      -------               -------
                                                                      $ 1,917               $ 1,431
                                                                      =======               =======


FOREIGN CURRENCY TRANSLATION

         Gains and losses from the effects of exchange rate fluctuations on transactions denominated in foreign currencies are included in results of operations. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, and their revenue and expenses are translated at average exchange rates for the period. Deferred taxes have not been allocated to the cumulative foreign currency translation adjustment included in stockholders' equity because there is no intent to repatriate earnings of the foreign subsidiaries.

INCOME TAXES

         The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Under the provisions of Statement 109, a deferred tax liability or asset is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years. The types of differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of the temporary differences include: software development expenditures capitalized for books and deducted currently for taxes and related amortization, depreciation of property and equipment, amortization of rental obligations, losses accrued for book purposes, the recognition of software license revenues, and goodwill determined for tax purposes that is not deductible. Investment tax credits are recognized using the flow-through method.

         Foreign subsidiaries are taxed according to applicable laws of the countries in which they do business. The Company has not provided U.S. income taxes that would be payable on remittance of the cumulative undistributed earnings of foreign subsidiaries because such earnings are intended to be reinvested for an indefinite period of time. At December 31, 1994, the undistributed earnings of the foreign subsidiaries were not significant.

INCOME PER SHARE

         Primary income per common and common equivalent share is computed based on the weighted average number of common and dilutive common equivalent shares consisting of stock options and redeemable preferred stock outstanding during each period. For the year ended December 31, 1994, no common stock equivalents and stock options are included in the income per share calculation. Fully diluted income per share assumes the effects of conversion of all potentially dilutive securities, including the convertible debentures (see Note
3). Fully diluted earnings per share is not presented for 1992 because the effects of assumed conversion would be antidilutive. Fully diluted earnings per share is not presented for 1994 because of the net loss.

CASH EQUIVALENTS

         For purposes of the consolidated financial statements, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE 2 - COMPLETION OF PUBLIC OFFERING OF COMMON STOCK

         On June 30, 1994, the Company sold 2.0 million newly issued shares of common stock in a public offering from which the Company received net proceeds of $8.1 million, net of related costs of approximately $270,000. The Company used the proceeds from the public offering to repay its bank indebtedness of $5.1 million, to reduce accounts payable, and to increase working capital.

         In July 1994 the underwriters of the public offering exercised an overallotment option, resulting in the sale by the Company of 383,000 additional newly issued shares of common stock, from which the Company received net proceeds of approximately $1.6 million.

         Simultaneously with completion of the public offering, Renaissance Capital Partners II, Ltd. ("Renaissance") converted $1.75 million in principal amount of convertible debentures (see Note 3) into shares of common stock, which Renaissance sold in the public offering. As a result of the Renaissance conversion, the Company reduced paid-in capital by $119,000 for unamortized debt issuance costs related to the converted debentures.

NOTE 3 - BANKING ARRANGEMENTS, LONG-TERM OBLIGATIONS AND NOTE PAYABLE

BANKING ARRANGEMENTS

         Effective September 21, 1994, the Company established a new primary banking relationship, which includes a loan agreement with the bank that provides for a revolving credit facility pursuant to which the Company may utilize up to $6.0 million for: (a) short-term borrowings for working capital purposes and (b) the issuance of letters of credit for bid guarantees, performance bonds, and advance payment guarantees.

         Borrowings and outstanding letters of credit are collateralized by substantially all the Company's assets, excluding those of the Company's Canadian subsidiary. The maximum amount of cash borrowings and letters of credit that may be outstanding at any time is determined by a borrowing base formula related to available collateral. The credit facility consists of a foreign portion under which up to $4.5 million cash borrowings and letters of credit may be outstanding if sufficient collateral of foreign accounts receivable is available and a domestic portion under which up to $1.5 million of cash borrowings and letters of credit may be outstanding if sufficient collateral of domestic accounts receivable is available. At December 31, 1994, the Company elected to limit insurance coverage of domestic accounts receivable because the Company did not require financing to the full extent of the revolving credit facility. This enabled the Company to reduce insurance premium costs and decreased the amount of available credit to $1.4 million. On a fully-guaranteed, fully-insured basis, the Company estimates that qualifying collateral would have resulted in total available credit of approximately $4.8 million at December 31, 1994.

         The foreign portion of the credit facility is supported by a $4.5 million guarantee by the Export-Import Bank of the United States. The revolving credit facility is available through July 15, 1995, concurrent with the term of the current Export-Import Bank guarantee. The Company believes that, as it has for a number of years, the Export-Import Bank will continue to grant additional terms of its guarantee. The Company intends to request an increase to the amount guaranteed to $5 million if necessary for working capital needs. The Company expects that the Export-Import Bank would agree to such an increase, if requested.

         As of December 31, 1994, the borrowing base, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:

                                             (In thousands)
Revolving credit facility limit . . . . . . . .     $6,000
                                                    ======

Borrowing base (limited by insurance coverage
and amount of qualified receivables)  . . . . .     $3,065
                                                    ======
Amounts outstanding:
  Short-term cash borrowings  . . . . . . . . .     $1,000
  Letters of credit   . . . . . . . . . . . . .        707
                                                    ------
                                                    $1,707
                                                    ======

Credit available as of December 31, 1994  . . .     $1,358
                                                    ======


         Interest rates applicable to short-term cash borrowings under the foreign portion of the credit facility are equal to the bank's prime rate of interest. Interest rates applicable to short-term cash borrowings under the domestic portion of the credit facility are equal to the bank's prime rate of interest plus 1.5%. The weighted average interest rates incurred by the Company were 7.5% and 8.5% in the years ended December 31, 1994 and 1993, respectively. At December 31, 1994, the interest rates applicable to short-term cash borrowings were 8.5% and 10.2% for the foreign and domestic portions of the line of credit, respectively. The Company pays 2% annually for outstanding letters of credit. The agreement requires that the Company meet certain requirements regarding operating results and financial condition, and prohibits the Company from paying dividends without the bank's prior written consent. As of December 31, 1994, the Company is not in compliance with certain financial covenants. The bank has agreed to a forbearance of these covenant violations.

         The Company pays to the Export-Import Bank an annual fee of $67,500, equal to 1.5% of the amount of the guarantee. In addition, the Company is required to purchase credit insurance for all foreign and certain domestic receivables at a cost of 0.25% of the amount of the insured receivables.

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

         The Company's Canadian subsidiary has a bank line of credit of approximately $650,000 for working capital financing of its projects. At December 31, 1994, the Canadian subsidiary had no outstanding borrowings under this arrangement. Interest related to borrowings on the Canadian line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.25%.

CONVERTIBLE DEBENTURES

         On September 30, 1992, the Company sold a $2.5 million 7-year convertible debenture to Renaissance Capital Partners II, Ltd. ("Renaissance"). Proceeds from the sale of the convertible debenture were used to reduce accounts payable. The debenture bears interest at 11% per annum and is convertible into common stock of the Company at a conversion price of $2.50 per share. The conversion price is adjustable if the Company issues significant additional amounts of common stock for consideration less than the conversion price of $2.50 per share. Interest is payable monthly with principal payments of $25,000 commencing October 1, 1995.

         On September 15, 1993, the Company sold a $1.0 million 7-year convertible debenture to Renaissance. Proceeds from the sale of the debenture were used by the Company for general working capital purposes. The debenture bears interest at 11% per annum, payable monthly, and is convertible into common stock of the Company at a conversion price of $3.25 per share. The conversion price is adjustable if the Company issues significant additional amounts of common stock for consideration less than the conversion price of $3.25 per share. The principal of the debenture is payable in 48 equal monthly installments of $10,000 over a four-year period commencing October 1, 1996 and ending September 1, 2000, and $520,000 on October 1, 2000. See Note 2 regarding conversion of a portion of the debentures.

         The financing agreement with Renaissance with respect to the debentures requires that the Company satisfy certain financial covenants regarding operating results and financial condition. As of December 31, 1994, the Company is not in compliance with certain financial covenants. Renaissance has agreed to waive the covenant violations through December 31, 1995. Renaissance is also entitled to appoint an individual to participate in an advisory capacity to the Company's Board of Directors as long as $850,000 in principal amount of the debentures is outstanding. Commencing on October 1, 1996, the Company has the right at any time upon 90 days prior notice to call both debentures for redemption. A call premium applies to such redemption equal to 15% of the amount redeemed during the fourth year of the debentures, 10% during the fifth year, and 8% thereafter. During the initial three years of the debentures, the debentures may be called for redemption at a premium of 20% only if the common stock of the Company has been trading for at least $7.50 per share for 14 trading days prior to the redemption notice and if the Company has earned at least $.40 per share, in the aggregate, for the last four consecutive quarters preceding the notice.

         Simultaneously with completion of the Company's June 1994 public offering of common stock (see Note 2), the Company agreed to change the conversion price of the $2.5 million and $1.0 million convertible debentures to $2.67, the average conversion price of both debentures. Renaissance then converted $1.75 million in principal amount of the $2.5 million convertible debentures into 653,846 shares of common stock, which Renaissance sold in the public offering. The outstanding balance of $1.75 million consists of a balance of $750,000 on the original $2.5 million debenture and the $1 million debenture all of which is convertible at a $2.67 per share. The Company reduced paid-in capital by $119,000 for unamortized debt issuance costs related to the converted debentures.

LONG-TERM OBLIGATIONS AND NOTE PAYABLE

         The components of long-term obligations are as follows:

                                                                December 31,
                                                          ----------------------
                                                            1994          1993
                                                          -------        -------
                                                               (In thousands)
Note payable to bank  . . . . . . . . . . . . .           $   ---        $ 5,028
Lease Obligations . . . . . . . . . . . . . . .               286            462
Other . . . . . . . . . . . . . . . . . . . . .               343            564
                                                          -------        -------
                                                              629          6,054
Less current portion  . . . . . . . . . . . . .              (286)          (652)
                                                          -------        -------
                                                          $   343        $ 5,402
                                                          =======        =======


         Note payable and current portion of long-term obligations at December 31, 1993 included a note payable of $120,000 owed to the Company's Chairman, with interest at 10%. The loan was made to the Company for working capital purposes in June 1991. The original amount of the loan was $200,000, which was collateralized by a lien on the Company's assets subordinate to senior liens on such assets. The remaining balance of the note was paid in 1994.

         Scheduled maturities of the above long-term obligations are $286,000 in 1995, $151,000 in 1996, $98,000 in 1997, $42,000 in 1998, $26,000 in 1999,
$13,000 in 1999, and $13,000 thereafter. See Note 8 for scheduled maturities of accrued lease obligations that have been recorded as liabilities in the balance sheet, which are not included in these amounts.

NOTE 4 - INCOME TAXES

         The components of the provisions for income taxes are as follows:

                                                              December 31,
                                               ----------------------------------------
                                                 1994             1993           1992
                                               --------        ----------      --------
                                                             (In thousands)
Current:
  U.S. Federal  . . . . . . . . . . . . . .    $    ---        $        5      $    ---
  Foreign   . . . . . . . . . . . . . . . .         255               354           263
  State   . . . . . . . . . . . . . . . . .           5                16            24
                                               --------        ----------      --------
                                               $    260        $      375      $    287
                                               ========        ==========      ========



         Following is a summary of United States and foreign pretax accounting income (loss):

                                                             December 31,
                                               ----------------------------------------
                                                 1994            1993           1992
                                               ---------       --------       ---------
                                                            (In thousands)
United States . . . . . . . . . . . . . . .    $  (3,150)      $  1,375       $    (148)
Foreign . . . . . . . . . . . . . . . . . .       (1,480)           712           1,806
                                               ---------       --------       ---------
                                               $  (4,630)      $  2,087       $   1,658
                                               =========       ========       =========

         Following is a reconciliation of expected income tax provisions computed at the applicable US Federal statutory rate to the provisions for income taxes included in the statements of operations:

                                                                                December 31,
                                                                 ----------------------------------------
                                                                   1994            1993            1992
                                                                 ---------       ---------      ---------
                                                                               (In thousands)
Taxes at U.S. Federal statutory rate  . . . . . . . . . . . .    $  (1,071)      $     710      $     564
Federal alternative minimum tax . . . . . . . . . . . . . . .          ---               5            ---
Foreign pretax (income) loss  . . . . . . . . . . . . . . . .           (8)           (242)          (614)
State income taxes  . . . . . . . . . . . . . . . . . . . . .         (157)             16             24
Foreign withholding taxes . . . . . . . . . . . . . . . . . .          255             354            263
U.S. net operating loss carry forward . . . . . . . . . . . .        1,331            (569)            29
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .          (90)            101             21
                                                                 ---------       ---------      ---------
                                                                 $     260       $     375      $     287
                                                                 =========       =========      =========

         The components of deferred taxes in the balance sheet, which were fully eliminated by a valuation allowance, were as follows:

                                                                     December 31,
                                                             -------------------------
                                                               1994             1993
                                                             --------          -------
                                                                   (In thousands)
Taxable temporary differences:
  Capitalized software  . . . . . . . . . . . .               (10,132)          (6,755)
                                                             --------          -------
                                                              (10,132)          (6,755)
                                                             --------          -------
Deductible temporary differences:
  Tax basis in excess of book basis of  . . . .                    80              114
property and equipment  . . . . . . . . . . . .
  Allowance for doubtful accounts   . . . . . .                 1,644              173
  Rent expense  . . . . . . . . . . . . . . . .                   328              373
  Change in method of revenue   . . . . . . . .                   ---               60
recognition . . . . . . . . . . . . . . . . . .
  Vacation pay and bonuses  . . . . . . . . . .                   184              356
  Other   . . . . . . . . . . . . . . . . . . .                    33              ---
                                                             --------          -------
                                                                2,269            1,352
                                                             --------          -------
Carryovers:
  Net operating losses  . . . . . . . . . . . .                 6,815            6,053
  Research and other credits  . . . . . . . . .                 2,917            2,325
                                                             --------          -------
                                                                9,732            8,378
                                                             --------          -------
Net deferred tax asset  . . . . . . . . . . . .                 1,869            2,699
Valuation allowance . . . . . . . . . . . . . .                (1,869)          (2,699)
                                                             --------          -------
                                                             $    ---          $   ---
                                                             ========          =======

         At December 31, 1994, the Company had the following net operating loss, tax credit, and capital loss carry forwards. Included in the net operating loss and credit carry forwards are tax benefits from an acquired company, which can be utilized to offset future taxable income of that acquired company.


                                                                   Amount                 Expiration
                                                                --------------           ------------
                                                                (In thousands)
Net operating loss carry forwards for U.S.
  Federal income tax purposes   . . . . . . . . . . . . .       $       19,000           2000 to 2009
Net operating loss carry forwards for US
  Federal alternative minimum income
  tax purposes  . . . . . . . . . . . . . . . . . . . . .               16,700           2000 to 2009
Research credit carry forwards  . . . . . . . . . . . . .                2,300           1996 to 2009
Investment tax credit carry forwards  . . . . . . . . . .                  600           1995 to 2000
Alternative minimum tax credit carry forwards . . . . . .                   56           2007 to 2009




         In addition, the Company has net operating loss carryforwards for U.K. and Canadian income tax purposes of approximately $12.0 million and $500,000, respectively.

         During 1992, the Company and the Internal Revenue Service settled a proposed adjustment of tax deductions claimed in prior years for amortization of software acquired in connection with the acquisition of a business. The terms of the settlement resulted in a reallocation of acquisition cost for tax purposes of approximately $4.5 million from software to goodwill, which is not deductible in computing taxable income. The Company's net operating loss carry forwards were reduced by the amount of acquisition cost allocated to goodwill.

NOTE 5 - CAPITAL STOCK

REDEEMABLE PREFERRED STOCK

         In April 1990, Halliburton Company, a major oil and gas services supplier, invested $3.0 million in a subordinated convertible debenture of the Company and received non-exclusive rights to market certain of the Company's new products and to incorporate them into Halliburton's product line. During June 1990, following approval by the Company's shareholders for the issuance of 600,000 shares of Series A Redeemable Preferred Stock, par value $5.00 per share (the "Preferred Stock") the debenture was exchanged for 600,000 shares of Series A Convertible Preferred Stock. The preferred stock was convertible into 600,000 shares of common stock. In September 1990 Halliburton invested an additional $1.0 million in a convertible debenture of the Company. In August 1991 the Company's shareholders authorized an additional 600,000 shares of Preferred Stock and Halliburton exchanged the $1.0 million debenture for 200,000 shares of such stock which were convertible into 200,000 shares of common stock. Redemption would have been at the greater of $5.00 per common share equivalent or the then market price for the Common Stock.

         In the consolidated balance sheet, the Preferred Stock has been classified outside stockholders' equity in accordance with Rule 5-02.28 of Regulation S-X, which requires that preferred stock for which redemption may be required under any conditions beyond control of the issuer be classified outside of permanent equity.

         In 1994 the Company and Halliburton agreed to amend the conversion and redemption provisions of the 800,000 shares of the Company's Preferred Stock held by Halliburton. As amended, the Preferred Stock is convertible into 300,000 shares of the Company's common stock instead of 800,000 shares prior to the amendment. The Company continues to have the right to redeem the Preferred Stock at any time and also continues to be obligated to do so on the tenth anniversary of the amendment if the Preferred Stock is still held by Halliburton. The Preferred Stock continues to not be entitled to receive or accrue dividends unless the Company pays dividends on its common stock and as before the amendment, no interest accrues on the mandatory redemption amount. Also, the joint venture of the Company and Halliburton for the development and marketing of reservoir monitoring technology and services was terminated and the Company received a non-exclusive license for the use of certain reservoir monitoring technology patents.

STOCK OPTION PLANS

         The Board of Directors, at its discretion, may grant options to purchase shares of the Company's common stock to key employees, officers, and non-employee members of the Board of Directors. Prior to 1984 the options were non-statutory and either vested over a three-year period or were exercisable at any time for a five or ten-year period after the date of grant or at the date of amendment of the options. In 1984 the Company established an incentive stock option plan for key employees, pursuant to which options to purchase up to 350,000 shares of Common Stock were reserved for grant.

         In 1993 the Company adopted a stock option plan for non-employee directors. Pursuant to the plan, each non-employee director is granted an option to purchase 5,000 shares of Common Stock upon initial election to the board. Exercise prices are set at the fair market value of the Common Stock on the date of the grant. Upon re-election to the Board, for each year to be served, each non-employee director is granted an option to purchase 2,500 shares of Common Stock at an exercise price set at the fair market value on the date of the grant. Pursuant to this plan, options to purchase 12,500 shares at an exercise price of $4.50 per share were issued in 1994 and options to purchase 17,500 shares at an exercise price of $3.50 per share were issued in 1993.

         Following is a summary of stock option activity for the three years ended December 31, 1994:


                                                                   Option Price (equal to Market
                                                                       Value at Date of Grant)
                                                  Number of        ------------------------------
                                                    Shares           Per Share           Total
                                                  ---------        -------------       ----------
Balance at January 1, 1992  . . . . . . .           994,388        $2.00 to 4.88       $4,145,000
  Grants  . . . . . . . . . . . . . . . .            10,000         3.50 to 3.75           36,000
  Cancellations   . . . . . . . . . . . .          (139,000)        2.00 to 4.88         (605,000)
  Exercises   . . . . . . . . . . . . . .           (11,000)        2.00 to 3.75          (28,000)
                                                  ---------                            ----------
Balance at December 31, 1992  . . . . . .           854,388         2.00 to 4.88       $3,548,000
  Grants  . . . . . . . . . . . . . . . .           219,500         3.38 to 4.15          819,000
  Cancellations   . . . . . . . . . . . .           (32,500)        3.50 to 3.75         (128,000)
  Exercises   . . . . . . . . . . . . . .           (12,000)        2.00 to 3.50          (35,000)
                                                  ---------                            ----------
Balance at December 31, 1993  . . . . . .         1,029,388         2.00 to 4.88        4,204,000
  Grants  . . . . . . . . . . . . . . . .           105,000         4.50 to 7.13          601,000
  Expirations   . . . . . . . . . . . . .           (50,109)        3.13 to 4.88         (206,000)
  Exercises   . . . . . . . . . . . . . .          (285,017)        2.00 to 4.88       (1,067,000)
                                                  ---------                            ----------
Balance at December 31, 1994  . . . . . .           799,262         2.00 to 4.88        3,532,000
                                                  =========                            ==========

Number of shares exercisable:
December 31, 1994 . . . . . . . . . . . .           661,000
                                                  =========
December 31, 1993 . . . . . . . . . . . .           750,000
                                                  =========

         Exercise prices of substantially all outstanding non-statutory options and all outstanding incentive stock options were set at the fair market value of the stock at the date of grant. No accounting recognition is given to options granted at exercise prices equal to fair market value at date of grant until they are exercised at which time the proceeds received by the Company are credited to common stock and paid-in capital.

STOCK PURCHASE PLANS

         The Company has a stock purchase plan, which was adopted in 1991, under which employees and consultants to the Company can elect to receive shares of common stock as payment for compensation, services, and expenses. Pursuant to the plan, the Company issued 249,953 and 100,000 shares in 1993 and 1992, respectively. The Company did not issue any shares in 1994. The Company also has a noncontributory employee stock purchase plan for employees to purchase common stock through payroll deductions.

NOTE 6 - RETIREMENT AND COMPENSATION PLANS

         The Company maintains a qualified target benefit retirement plan that covers substantially all of its U.S. employees. Company contributions are based on percentages of employee compensation and are allocated to individual accounts for each employee. Employees may voluntarily supplement the Company's contribution to their accounts in amounts up to 10% of salary. Amounts charged to expense for Company contributions were $221,000, $228,000, and $277,000 in 1994, 1993, and 1992, respectively. At December 31, 1994 and 1993, the Company owed contributions to the plan of $300,000 and $216,000, respectively, which are included in accrued salaries and benefits and were paid subsequent to each year end.

         The Company also has a non-contributory employee stock ownership plan that covers substantially all of its U.S. employees. Company contributions are determined by the Board of Directors and can be made in stock or cash. In 1993 the Company accrued a $180,000 contribution, which was paid in 1994 with approximately 37,000 shares of common stock. In 1994 the Company accrued a $220,000 contribution, which was paid in 1994 with approximately 37,000 shares of common stock.

         The Company has similar retirement benefit plans, including employee stock ownership programs, covering employees of its foreign subsidiaries. Amounts charged to expense for these plans were $226,000, $213,000, and $177,000 in 1994, 1993, and 1992, respectively.

NOTE 7 - INFORMATION ABOUT OPERATIONS

FOREIGN OPERATIONS AND EXPORT REVENUE

   Following is financial information for the Company's foreign subsidiaries.


                                                     Years Ended December 31,
                                           ------------------------------------------
                                            1994               1993             1992
                                           -------           -------          -------
                                                        (In thousands)
Revenue . . . . . . . . . . . . . . .      $10,798           $11,244          $11,010
                                           =======           =======          =======
Income (loss) from operations . . . .      $(1,480)          $   712          $ 1,806
                                           =======           =======          =======
Identifiable assets . . . . . . . . .      $ 8,134           $ 7,461          $ 8,006
                                           =======           =======          =======

         U.S. export revenues by geographic area were as follows:

                                                              Years Ended December 31,
                                                      -----------------------------------------
                                                       1994             1993             1992
                                                      -------          -------          -------
                                                                    (In thousands)
Far East  . . . . . . . . . . . . . . . . . . .       $ 3,052          $ 2,175          $ 1,044
Middle East . . . . . . . . . . . . . . . . . .           524              224              617
Europe  . . . . . . . . . . . . . . . . . . . .           345            1,235            1,201
Central and South America . . . . . . . . . . .         3,534            3,262            1,993
Canada  . . . . . . . . . . . . . . . . . . . .           111              352            1,169
Other . . . . . . . . . . . . . . . . . . . . .           ---               16              111
                                                      -------          -------          -------
                                                      $ 7,566          $ 7,264          $ 6,135
                                                      =======          =======          =======


INDUSTRY SEGMENT INFORMATION

         The Company operates in two significant industry segments. The Company's principal operations are in the oil and gas software and services industry. The other segment is the Company's Kinesix Division, which markets Sammi, a graphic user interface for use in various industries, including the aerospace, process control, and manufacturing industries.

         Following is industry segment information 1994, 1993 and 1992:

                                                     Software and      Graphic User        Corporate
                                                      Services          Interface         Headquarters      Consolidated
                                                     ------------      ------------       ------------      ------------
                                                                               (In thousands)
Year Ended December 31, 1994:
  Revenue   . . . . . . . . . . . . . . . . . .        $24,620           $ 3,289                               $27,909
                                                       =======           =======                               =======
  Income from operations  . . . . . . . . . . .        $(3,955)          $  (208)                              $(4,163)
                                                       =======           =======                               =======
  Depreciation and amortization   . . . . . . .        $ 4,232           $ 1,097                               $ 5,329
                                                       =======           =======                               =======
  Capital expenditures, including
  capitalized software costs  . . . . . . . . .        $ 4,731           $ 1,661                               $ 6,392
                                                       =======           =======                               =======
  Identifiable assets   . . . . . . . . . . . .        $36,712           $ 6,632            $ 1,200            $44,544
                                                       =======           =======            =======            =======

Year Ended December 31, 1993:
  Revenue   . . . . . . . . . . . . . . . . . .        $26,160           $ 4,154                               $30,314
                                                       =======           =======                               =======
  Income from operations  . . . . . . . . . . .        $ 2,244           $   648                               $ 2,892
                                                       =======           =======                               =======
  Depreciation and amortization   . . . . . . .        $ 3,935           $   823                               $ 4,758
                                                       =======           =======                               =======
  Capital expenditures, including
  capitalized software costs  . . . . . . . . .        $ 4,275           $ 1,304                               $ 5,579
                                                       =======           =======                               =======
  Identifiable assets   . . . . . . . . . . . .        $39,097           $ 5,642            $ 1,164            $45,903
                                                       =======           =======            =======            =======


Year Ended December 31, 1992:
  Revenues  . . . . . . . . . . . . . . . . . .        $25,434           $ 3,790                               $29,224
                                                       =======           =======                               =======
  Income  from operations   . . . . . . . . . .        $ 1,413           $   496                               $ 1,909
                                                       =======           =======                               =======
  Depreciation and amortization   . . . . . . .        $ 3,705           $   594                               $ 4,299
                                                       =======           =======                               =======
  Capital expenditures, including
  capitalized software costs  . . . . . . . . .        $ 5,403           $ 1,521                               $ 6,924
                                                       =======           =======            =======            =======
  Identifiable assets   . . . . . . . . . . . .        $38,186           $ 3,817            $   878            $42,881
                                                       =======           =======            =======            =======

CONCENTRATIONS OF CREDIT RISK

         Most of the Company's clients are large, established U.S. and foreign companies (sometimes acting as government contractors), governments, and national oil and gas companies of foreign governments. Qualifying foreign receivables are insured, subject to a deductible loss amount, under an insurance policy with the Foreign Credit Insurance Association, an agency of the United States Export-Import Bank. The Company performs credit evaluations of its customers' financial condition when considered necessary and generally does not require collateral. In the fourth quarter of 1994 the Company increased its 1994 provision for doubtful accounts by $5,854,000, of which $1,958,000 was related to the fixed fee payments due from VARs. See Note 10 to the Company's Consolidated Financial Statements.

         At December 31, 1994 and 1993, accounts receivable, net, and work in progress related to the following customer groups:


                                                  United States        Foreign           Total
                                                  -------------        -------          -------
                                                                    (In thousands)
December 31, 1994:
  Companies   . . . . . . . . . . . . . . . . .      $ 1,930            $5,258           $7,188
  Governments and national
  petroleum companies   . . . . . . . . . . . .           71             3,395            3,466
  Government contractors  . . . . . . . . . . .          462                 2              464
                                                     -------           -------          -------
                                                     $ 2,657           $10,261          $11,118
                                                     =======           =======          =======
December 31, 1993:
  Companies   . . . . . . . . . . . . . . . . .      $ 2,483           $ 6,921          $ 9,404
  Governments and national
  petroleum companies   . . . . . . . . . . . .            5             4,325            4,330
  Government contractors  . . . . . . . . . . .          692               367            1,059
                                                     -------           -------          -------
                                                     $ 3,180           $11,613          $14,793
                                                     =======           =======          =======


NOTE 8 - LEASE COMMITMENTS

         At December 31, 1994, the Company's minimum cash rental commitments under operating leases for office space and equipment were as follows:


Year                                  Amount
----------                        --------------
                                  (In thousands)
1995                                 $1,515
1996                                  1,322
1997                                  1,029
1998                                    333
1999                                    299
Thereafter                            2,783




         Total rent expense amounted to $1.4 million in each of 1994, 1993, and 1992.

         The above minimum cash rental commitments include certain amounts that have been recorded in the balance sheet as long-term accrued lease obligations of $720,000 and $1.1 million at December 31, 1994 and 1993, respectively, and short-term accrued lease obligations of $570,000 and $403,000 at December 31, 1994 and 1993, respectively. When these amounts are paid, they will be recorded as a reduction of the accrued lease obligations liability and will not result in expense in the statement of operations. The accrued lease obligations relate to differences in the timing of reportable rental expense for accounting purposes and the timing of cash receipts and disbursements in connection with several office lease transactions. The accrued lease obligations will be retired as follows: $616,000 in 1995, $403,000 in 1996, $288,000 in 1997, and $32,000 in 1998. These amounts include approximately $49,000 in interest expense that will be recognized representing the total discount to present value of accrued lease obligations.

NOTE 9 - CLAIMS AND CONTINGENCIES

         To the knowledge of management, the only claim pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company or its financial condition is the following:

         Marshall Wolf, on his behalf and on behalf of all others similarly situated vs. E. A. Breitenbach, R. J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc. On October 5, 1995, a claim was filed in the United States District Court for the District of Colorado alleging that the Defendants, who include the President and Chief Executive Officer of the Company, its Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff seeks to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 30, 1994 through July 10, 1995, with certain exclusions. The Company's independent auditors, Ehrhardt Keefe Steiner & Hottman PC, has issued a report to the Company that the revenues from such contracts were recognized in accordance with generally accepted accounting principles with the exception of a $70,000 overstatement of revenue in the first quarter of 1994 which exception they have concluded was immaterial assuming that the remaining elements of such quarterly report were in accordance with generally accepted accounting principles. Based thereon, it is the opinion of the Company's counsel that the claim is without merit and it is the intention of the Company and the other Defendants to vigorously defend the claim.

         Other assets at December 31, 1994 and 1993 includes $470,000 related to a claim for costs incurred pursuant to a gas pipeline project in India. Depending on the amount collected on a claim by the primary contractor against the ultimate customer, the Company could receive up to $1.4 million. An allowance for doubtful accounts of $470,000 has been recorded as of December 31, 1994.

         In 1994 the Company settled a lawsuit against Central Hispano Banco (U.K.) Limited (the "Bank") seeking a declaratory judgment on whether the Company was liable on the Bank's claim of $473,000 representing unpaid rent under a computer lease that was assigned to the Bank by the now bankrupt lessor. The settlement, which is subject to court approval, did not result in a material gain or loss.

         The Company's long-term services contracts generally include provisions for penalty charges for delay in the completion of contracts. Certain contracts in progress at December 31, 1994 have not been subsequently completed by the scheduled dates. Management believes that the delays were not caused by the Company and that no significant penalties will be incurred.

NOTE 10 - FOURTH QUARTER ADJUSTMENTS

         In the fourth quarter of 1994, certain VARs of the Company's Pipeline and Facilities division did not pay when due fixed fees for certain software licensed for use on specific projects for specific customers and also certain minimum fixed fees for rights of general marketing. The related transactions were originally recorded in 1992, 1993 and the first three quarters of 1994.
In the fourth quarter of 1994 the Company increased its 1994 provision for doubtful accounts by $5,854,000, of which $1,958,000 was related to the fixed fee payments due from VARs. The Company has determined that the chance is remote that it will be able to collect accounts receivable of $2,118,000, of which $1,437,000 is related to fixed fee amounts from VARs, and accordingly, in the December 31, 1994 balance sheet, the Company has written off accounts receivable totaling $2,118,000. The Company had previously filed a Form 10-K with unaudited financial statements for the year ended December 31, 1994 which showed a fourth quarter provision for doubtful accounts in the amount of $2,443,000. The increase of $3,411,000 is attributable to several accounts which the Company has since been unable to collect and the Company, upon the basis of facts and circumstances subsequent to the previously filed Form 10-K, has determined that collection of these amounts is not now imminent.

         The Company commenced and continues to have discussions with VARs that owe the Company the remaining fixed fees and is in the process of determining if resolutions acceptable to each VAR and the Company are possible. The need of the Company to undertake the foregoing inquiry and the need of its auditors to await the completion of the inquiry and to undertake their own due diligence resulted in a substantial delay in completing the audit of the Company's 1994 financial results.

         The Company also recorded adjustments in the fourth quarter of 1994 related to certain fixed-price contracts. The effect of these adjustments was to reduce revenue by approximately $300,000.

                         FINANCIAL STATEMENT SCHEDULES

                                  SCHEDULE II

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                               VALUATION RESERVES

                                                                                Deductions
                                                                              (Write-offs of
                                       Balance at          Additions            Previously
                                     Beginning of      Charged to Costs          Reserved          Balance at End
                                        Period           and Expenses            Amounts)             of Period
                                     ------------      ----------------       --------------       --------------
Allowance for doubtful accounts:
Years Ended December 31,
         1994                         $ 831,000          $ 5,917,000           $ (2,131,000)         $ 4,617,000
                                      =========          ===========           ============          ===========
         1993                         $ 682,000          $   165,000           $    (16,000)         $   831,000
                                      =========          ===========           ============          ===========
         1992                         $ 670,000          $   100,000           $    (88,000)         $   682,000
                                      =========          ===========           ============          ===========



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         Accounting and Financial Disclosure

         On September 24, 1993, the Board of Directors of the Company approved the engagement of Hein + Associates LLP, Denver, Colorado, to audit and report on the Company's financial statements for the year ended December 31, 1993. On August 5, 1993, the Company received the resignation of Ernst & Young, Denver, Colorado, as the Company's previous auditors.

         The report of Ernst & Young LLP on the Company's financial statements as of December 31, 1992 and 1991, and for the years then ended, did not contain any qualifications. During the fiscal years and any subsequent interim period preceding the resignation of Ernst & Young, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         The Company has provided the former accountant, Ernst & Young, with a copy of the foregoing disclosures. A letter, addressed to the Commission, by the former accountant stating that it agrees with the above statements made by the Company, was provided to the Commission on August 17, 1993.

         No consultation occurred between the Company and Hein + Associates during the fiscal years ended December 31, 1992 and 1991 and any subsequent interim period prior to Hein + Associates' appointment regarding the application of accounting principles, the type of opinion, or other information considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

On June 30, 1995, the Company was advised by Hein + Associates that it was resigning as the Company's auditor for its 1994 financial statements although it was not withdrawing its audit opinion with respect to the Company's 1993 financial statements. Hein + Associates had not previously discussed the possibility of resignation during the two month special inquiry period. Hein + Associates did not provide the Company with any specific reason or reasons for its resignation other than to indicate that it was due to a number of factors. Hein + Associates has however agreed with the Company that such resignation was not due to any disagreement with the Company over accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         Hein + Associates did not furnish any reason to the Company at the time of its June 30 resignation or in the July 3 meeting, or with the July 6 communication, for its resignation and declined repeated requests from the Company and others during the following two weeks for an explanation. On July 19, 1995 Hein + Associates furnished the Company with a letter advising it that it had resigned because of a "risk of management misrepresentations" in the financial statements. This was the first time any such allegation had been made throughout the entire investigating period.

         The July 19, 1995 letter of Hein + Associates also indicated that the timing of adjustments related to the side letters was not resolved at the time of its resignation. The Company was however led to believe through its daily contacts with Hein + Associates that they had in fact reached agreement on the accounting for the transactions involving the side letters, including the fact that in mid-June Hein + Associates had approved a final draft of the financial statements for filing with the SEC, which was then not filed only when the additional side letter problem involving the Company's former Executive Vice President was discovered and required analysis.

         On September 22, 1995, the Board of Directors of the Company approved the selection of Ehrhardt Keefe Steiner & Hottman PC as its auditors.

                                    PART III

         Items 10, 11, 12 and 13 of Part III (except for information required with respect to executive officers of the Company which is set forth under Item 1, Part I of this report) have been omitted from this report. The Company has filed a definitive proxy statement pursuant to Regulation 14A concurrently with the filing of its initial Annual Report on Form 10-K for the year ended December 31, 1994. The information required by Items 10, 11, 12, and 13 of this report is included in the definitive proxy statement and is incorporated by reference thereto into Part III of this report.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)    1.    Financial Statements.  The following financial statements are filed as a part of this Form 10-K: The Index to Consolidated Financial
            Statements is set out in Item 8 herein.

      2. Financial Statement Schedules. The following financial statement schedules are filed as a part of this Form 10-K:

            The Index to Consolidated Financial Statements is set out in Item 8 herein.

      3.    Exhibits

            1.1 Form of Underwriting Agreement for public offering of common stock completed June 30, 1994 (filed as Exhibit 1.1 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

            3.1     Articles of Incorporation of the Company dated February 8,
                    1968, (filed as Exhibit 3.1 to the Company's Report on Form
                    10-K for the year ended December 31, 1984, and incorporated herein by reference).

            3.2 Articles of Amendment to the Articles of Incorporation of the Company dated May 28, 1982 (filed as Exhibit 3.2 to the
                    Company's Report on Form 10-K for the year ended December
                    31, 1984, and incorporated herein by reference).

            3.3 Articles of Amendment to the Articles of Incorporation of the Company dated June 7, 1984 (filed as Exhibit 3.1 to the
                    Company's Registration Statement on Form S-3, Registration
                    No. 2-95792, and incorporated herein by reference).

            3.4 Certificate of Correction to the Articles of Amendment to the Articles of Incorporation of the Company dated October
                    23, 1985 (filed as Exhibit 3.4 to the Company's Report on
                    Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).

            3.5 Articles of Amendment to Articles of Incorporation of the Company dated August 9, 1991 (filed as Exhibit 3.1 to the
                    Company's Report on Form 8-K dated August 27, 1991, and incorporated herein by reference).

            3.6 Articles of Amendment to Articles of Incorporation of the Company dated June 21, 1990 (filed as Exhibit 2.1 to the
                    Company's Report on Form 10-Q for the quarter ended June
                    30, 1990, and incorporated herein by reference).

            3.7     Bylaws of the Company (filed as Exhibit 3.5 to the
                    Company's Report on Form 10-K for the year ended December
                    31, 1989, and incorporated herein by reference).

            3.8     Amendment to the Bylaws of the Company (filed as Exhibit
                    3.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

            3.9 Articles of Amendment to Articles of Incorporation of the Company dated August 9, 1991 (filed as Exhibit 3.1 on Form
                    8-K dated August 27, 1991, and incorporated herein by reference).

            3.10 Articles of Amendment to Articles of Incorporation of the Company dated December 14, 1994 increasing the number of shares of authorized stock.

            4.1     Agreement for Purchase and Sale of Debenture dated
                    September 24, 1990, by and between Halliburton Company and
                    Scientific Software-Intercomp, Inc. (filed as Exhibit 4.6 to the Company's Report on Form 10-K for the year ended
                    December 31, 1990, and incorporated herein by reference).

            4.2     Convertible Subordinated Debenture dated September 24,
                    1990, between Halliburton Company and Scientific
                    Software-Intercomp, Inc. (filed as Exhibit 4.7 to the
                    Company's report on Form 10-K for the year ended December
                    31, 1990, and incorporated herein by reference).

             4.3    Convertible Debenture Loan Agreement for $2,500,000 dated
                    September 30, 1992 between Renaissance Capital Partners
                    II, Ltd. and Scientific Software-Intercomp, Inc. (filed as
                    Exhibit 4.1 to the Company's Form 8-K dated October 19,
                    1992 and incorporated herein by reference).

             4.4    0First Amendment to the Convertible Debenture Loan
                    Agreement for an additional $1,000,000, dated September
                    15, 1993, between Renaissance Capital Partners II, Ltd.
                    and Scientific Software-Intercomp, Inc. (filed as Exhibit
                    4.1 to the Company's Form 8-K dated October 19, 1992 and incorporated herein by reference).

             4.5    Form of Stockholder Lock-up Agreement (filed as Exhibit
                    4.5 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

             4.6    Letter Agreement Dated May 5, 1994 between Renaissance
                    Capital Partners II, Ltd. and Scientific
                    Software-Intercomp, Inc., regarding conversion of debentures (filed as Exhibit 4.6 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

             5.1    Opinion of Cohen Brame & Smith Professional Corporation
                    (filed as Exhibit 5.1 to the Company's Amendment No. 1 dated June 3, 1994 to Form S-1 dated May 9, 1994 and incorporated herein by reference).

             10.1   Partnership Agreement dated October 28, 1983 (Microcomp)
                    (filed as Exhibit 10.3 to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1983, and incorporated herein by reference).

             10.2 Incentive Stock Option Plan dated February 22, 1984 (filed as Exhibit 10.1 to the Company's Registration Statement on
                    Form S-3, Registration No. 2-95792, and incorporated herein by reference).

             10.3 Form of Stock Option Agreement for stock options issued under the informal Non-Qualified Stock Option Plan (filed as Exhibit 4.6 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

             10.4   HBJ Subcontract for Supply between Spie-Capag S.A. and
                    Scientific Software-Intercomp, Inc. dated January 16, 1987
                    (filed as Exhibit 10.26 to the Company's Report on Form
                    10-K for the year ended December 31, 1986, and incorporated herein by reference).

             10.5   HBJ Subcontract Work Agreement between Spie-Capag S.A. and
                    Scientific Software-Intercomp, Inc.  dated January 16,
                    1987 (filed as Exhibit 10.27 to the Company's Report on
                    Form 10-K for the year ended December 31, 1986, and incorporated herein by reference).

            10.6    Bonus Plan dated June 22, 1990, between the registrant and
                    E. A. Breitenbach,  (filed as Exhibit 10.9 to the Company's
                    Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

            10.7    Operating Agreement dated April 26, 1990, by and between
                    Halliburton Company and Scientific Software-Intercomp, Inc.
                    (filed as Exhibit 10.11 to the Company's Report on Form
                    10-K for the year ended December 31, 1989, and incorporated herein by reference).

            10.8    Agreement dated July 16, 1991, between Spie-Capag, S.A. and
                    Scientific Software-Intercomp, Inc. (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

            10.9    Stock Purchase Plan dated June 1991, for 100,000 shares of
                    Common Stock, no par value (filed with the Company's
                    Registration Statement on Form S-8, Registration No.
                    3-41463, and incorporated herein by reference).

           10.10 Stock Purchase Plan as amended in September 1991, to increase the number of shares of Common Stock, no par value, to 350,000 (filed with the Company's Registration
                    Statement on Form S-8, Registration No. 3-41463, and incorporated herein by reference).

           10.11    Amended and Restated Loan Agreement between Scientific
                    Software-Intercomp, Inc., and First Interstate Bank of
                    Denver, N.A., dated November 1, 1990 (filed as Exhibit 4.1 to the Company's Report on Form 10-K for the year ended
                    December 31, 1990, and incorporated herein by reference).

           10.12    Promissory Note of Scientific Software-Intercomp, Inc., to
                    First Interstate Bank of Denver, N.A., dated November 1,
                    1990, for $2,000,000 (filed as Exhibit 4.3 to the
                    Company's Report on Form 10-K for the year ended December
                    31, 1990, and incorporated herein by reference).

           10.13    Promissory Note of Scientific Software-Intercomp, Inc., to
                    First Interstate Bank of Denver, N.A., dated November 1,
                    1990, for $3,500,000 (filed as Exhibit 4.4 to the
                    Company's Report on Form 10-K for the year ended December
                    31, 1990, and incorporated herein by reference).

           10.14    Letter Agreement dated January 30, 1991 from First
                    Interstate Bank of Denver, N.A., modifying the Amended and
                    Restated Loan Agreement dated November 1, 1990 (filed as
                    Exhibit 4.5 to the Company's Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

           10.15 Promissory Note and security agreement by and between Scientific Software-Intercomp, Inc., and E. A. Breitenbach dated June 13, 1991 (filed as Exhibit 4.12 to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 1991 and incorporated herein by reference).

           10.16    Amendment No. 1 (dated June 26, 1991) to Amended and
                    Restated Loan Agreement between Scientific
                    Software-Intercomp, Inc., and First Interstate Bank of
                    Denver, N.A., dated November 1, 1990 (filed as Exhibit 4.8 to the Company's report on Form 10-K for the year ended
                    December 31, 1991, and incorporated herein by reference).

           10.17     Amendment No. Amendment No. 2 (dated August 31, 1991) to
                     Amended and Restated Loan Agreement between Scientific
                     Software-Intercomp, Inc., and First Interstate Bank of
                     Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
                     N.A. (filed as Exhibit 4.9 to the Company's report on Form
                     10-K for the year ended December 31, 1991, and incorporated herein by reference).

           10.18     Amendment No. 3 (dated December 6, 1991) to Amended and
                     Restated Loan Agreement between Scientific
                     Software-Intercomp, Inc., and First Interstate Bank of
                     Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
                     N.A. (filed as Exhibit 4.10 to the Company's report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

           10.19     Amendment No. 5 (dated February 28, 1992) to Amended and
                     Restated Loan Agreement between Scientific
                     Software-Intercomp, Inc., and First Interstate Bank of
                     Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
                     N.A. (filed as Exhibit 4.11 to the Company's report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference). (There was no Amendment No. 4.)

           10.20     Amendment No. 6 (dated May 31, 1992) to Amended and
                     Restated Loan Agreement between Scientific
                     Software-Intercomp, Inc. and First Interstate Bank of
                     Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
                     N.A. (filed as Exhibit 4.13 to the Company's Report on
                     Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

           10.21     Amendment No. 7 (dated June 30, 1992) to Amended and
                     Restated Loan Agreement between Scientific
                     Software-Intercomp, Inc. and First Interstate Bank of
                     Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
                     N.A. (filed as Exhibit 4.14 to the Company's Report on
                     Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

           10.22     Amendment No. 8 (dated September 30, 1992) to Amended and
                     Restated Loan Agreement between Scientific
                     Software-Intercomp, Inc. and First Interstate Bank of
                     Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
                     N.A. (filed as Exhibit 4.15 to the Company's Report on
                     Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

           10.23     Amendment No. 9 (dated March 31, 1993) to Amended and
                     Restated Loan Agreement between Scientific
                     Software-Intercomp, Inc. and First Interstate Bank of
                     Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
                     N.A. (filed as Exhibit 4.16 to the Company's Report on
                     Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

           10.24     Amendment No. 10 (dated January 31, 1994) to Amended and
                     Restated Loan Agreement between Scientific
                     Software-Intercomp, Inc. and First Interstate Bank of
                     Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
                     N.A.  (filed as Exhibit 4.17 to the Company's Report on
                     Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

           10.25     Working Capital Agreement between First Interstate Bank of
                     Denver, N.A., and Export-Import Bank of the United States dated December 5, 1990 (filed as Exhibit 4.2 to the
                     Company's Report on Form 10-K for the year ended December
                     31, 1990, and incorporated herein by reference).

           10.26     Working Capital Agreement between First Interstate Bank of
                     Denver, N.A., and Export-Import Bank of the United States dated January 24, 1994 (filed as Exhibit 4.18 to the
                     Company's Report on Form 10-K for the year ended December
                     31, 1993, and incorporated herein by reference).

           10.27     Letter Agreement between Renaissance Capital Partners II,
                     Ltd. and Scientific Software-Intercomp, Inc., regarding a
                     $500,000 standby line of credit dated November 3, 1993
                     (filed as Exhibit 10.13 to the Company's Report on Form
                     10-K for the year ended December 31, 1993, and incorporated herein by reference).

           10.28     Employees Stock Ownership Plan and Trust as restated on
                     January 1, 1989 (filed as Exhibit 10.28 to the Company's
                     Form S-1 dated May 9, 1994 and incorporated herein by reference).

           10.29 Target Benefit Plan as restated on January 1, 1989 (filed as Exhibit 10.29 to the Company's Form S-1 dated May 9,
                     1994 and incorporated herein by reference).

           10.30     First Interstate Bank of Denver, N.A. Defined Contribution
                     Master Plan and Trust Agreement (filed as Exhibit 10.30 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

           10.31     Adoption Agreement #001 Nonstandardized Code Section
                     401(K) Profit Sharing Plan dated July 1, 1990  (filed as
                     Exhibit 10.31 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

           10.32     Commission Plan for Jim Duckworth for 1995 dated March 23,
                     1994 (filed as Exhibit 10.32 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

           10.33     Scientific Software-Intercomp, Inc. Deferred Compensation
                     Plan (filed as Exhibit 10.33 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

           10.34     Letter Agreement between Hong Kong Bank of Canada and
                     Intercomp Resource Development and Engineering Ltd. dated
                     August 3, 1993, regarding certain revolving operating loans to Intercomp Resource Development and Engineering
                     Ltd. (filed as Exhibit 10.34 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

           10.35 Stock Appreciation Rights Plan (filed as Exhibit 10.35 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

           10.36     Letter of Intent between Halliburton Company and Scientific
                     Software-Intercomp, Inc. dated April 22, 1994 (filed as
                     Exhibit 10.36 to the Company's Amendment to Form S-1 dated June 3, 1994 and incorporated herein by reference).

           10.37     Business Loan Agreement for $6.5 million dated September
                     20, 1994, between Bank One, Boulder, N.A. and Scientific
                     Software-Intercomp, Inc., including Working Capital
                     Guarantee Agreement dated September 29, 1994, between Bank
                     One, Boulder, N.A. and Export-Import Bank of the United
                     States referred to as "Exhibit B."

           10.38     Promissory Note of Scientific Software-Intercomp, Inc. to
                     Bank One, Boulder, N.A. for $5,000,000, dated September
                     20, 1994.

           10.39     Promissory Note of Scientific Software-Intercomp, Inc. to
                     Bank One, Boulder, N.A. for $1,500,000, dated September
                     20, 1994.

           10.40     Letter Agreement between Scientific Software-Intercomp
                     (U.K.) Limited and Lloyds Bank Commercial Service dated
                     December 30, 1994.

           10.41     Change in Terms Agreement between Scientific
                     Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated
                     May 31, 1995, extending maturity to July 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994.

           10.42     Change in Terms Agreement between Scientific
                     Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated
                     July 15, 1995, extending maturity to August 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994.

           10.43     Change in Terms Agreement between Scientific
                     Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated
                     August 15, 1995, extending maturity to September 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994.

           10.44     Change in Terms Agreement between Scientific
                     Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated
                     September 15, 1995, extending maturity to September 30,
                     1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994.

           10.45     Change in Terms Agreement between Scientific
                     Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated
                     September 30, 1995, extending maturity to October 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994.

           10.46     Business Loan Agreement for $5.13 million dated October
                     15, 1995, renewing maturity to March 30, 1996, between
                     Bank One, Boulder, N.A. and Scientific Software-Intercomp,
                     Inc., including Working Capital Guarantee Agreement dated
                     September 21, 1995, between Bank One, Boulder, N.A.  and
                     Export-Import Bank of the United States referred to as "Exhibit B."

           10.47     Change in Terms Agreement between Scientific
                     Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated
                     November 15, 1995, in the amount of $500,000.00 relating to original Business Loan Agreement in the amount of $5.13 million, dated October 15, 1995.

           21        Subsidiaries of the Company

           23.1      Consent of Ehrhardt Keefe Steiner & Hottman PC

           23.2      Consent of Hein + Associates LLP

           23.3      Consent of Ernst & Young LLP

      b)            Reports on Form 8-K

                    July 11, 1995. Reporting resignation of the accounting firm of Hein + Associates LLP as independent accountants for the Registrant.

                    August 1, 1995. Amendment No. 1 to Form 8-K filed on July 11, 1995 attaching former accountant's letter indicating its response to the statements made by the Registrant to
                    Item 4 of its Report on Form 8-K dated June 30, 1995 and filed on or about July 8, 1995.

                    August 14, 1995. Amendment No. 2 to Form 8-K filed on July 11, 1995 attaching the Company's response to its former accountant's letter indicating its response to the statements made by the Registrant to Item 4 of its Report on Form 8-K dated June 30, 1995 and filed on or about July 8, 1995.

                    September 22, 1995. Announcement of appointment of Ehrhardt Keefe Steiner & Hottman PC as Registrant's new auditors.

                    October 13, 1995. Reporting claim which was filed against Registrant seeking to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Registrant during the period from May 20, 1994 through July 10, 1995.

                    January 15, 1996. Announcing George Steel as President, Chief Operating Officer and Director of the Registrant.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 14, 1996

                     SCIENTIFIC SOFTWARE-INTERCOMP, INC.

February 14, 1996                       /s/ E. A. Breitenbach
                                        ----------------------------------------
                                        E. A. Breitenbach
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer (a principal
                                        executive officer and director)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ E. A. Breitenbach                                        February 14, 1996
-----------------------------------------------------
E. A. Breitenbach, Chairman of the Board of
Directors, Chief Executive Officer (a principal
executive officer and director)

/s/ George Steel                                             February 14, 1996
-----------------------------------------------------
George Steel, President, Chief Operating Officer,
Director (a principal executive officer and director)

/s/ William B. Nichols                                       February 14, 1996
-----------------------------------------------------
William B. Nichols, Director

/s/ Edward O. Price                                          February 14, 1996
-----------------------------------------------------
Edward O. Price, Director

/s/ Ronald J. Hottovy                                        February 14, 1996
-----------------------------------------------------
Ronald J. Hottovy, Executive Vice President-Chief
Financial Officer, Treasurer, Secretary (principal
accounting officer)

                                EXHIBIT INDEX


EXHIBIT
NUMBER          EXHIBIT DESCRIPTION                                    PAGE
-------         -------------------                                    ----
1.1     Form of Underwriting Agreement for public offering of
        common stock completed June 30, 1994 (filed as Exhibit 1.1 to the Company's Form S-1 dated May 9, 1994 and
        incorporated herein by reference).

3.1     Articles of Incorporation of the Company dated February 8,
        1968, (filed as Exhibit 3.1 to the Company's Report on Form
        10-K for the year ended December 31, 1984, and incorporated herein by reference).

3.2 Articles of Amendment to the Articles of Incorporation of the Company dated May 28, 1982 (filed as Exhibit 3.2 to the
        Company's Report on Form 10-K for the year ended December
        31, 1984, and incorporated herein by reference).

3.3 Articles of Amendment to the Articles of Incorporation of the Company dated June 7, 1984 (filed as Exhibit 3.1 to the
        Company's Registration Statement on Form S-3, Registration
        No. 2-95792, and incorporated herein by reference).

3.4 Certificate of Correction to the Articles of Amendment to the Articles of Incorporation of the Company dated October
        23, 1985 (filed as Exhibit 3.4 to the Company's Report on
        Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).

3.5 Articles of Amendment to Articles of Incorporation of the Company dated August 9, 1991 (filed as Exhibit 3.1 to the
        Company's Report on Form 8-K dated August 27, 1991, and incorporated herein by reference).

3.6 Articles of Amendment to Articles of Incorporation of the Company dated June 21, 1990 (filed as Exhibit 2.1 to the
        Company's Report on Form 10-Q for the quarter ended June
        30, 1990, and incorporated herein by reference).

3.7     Bylaws of the Company (filed as Exhibit 3.5 to the
        Company's Report on Form 10-K for the year ended December
        31, 1989, and incorporated herein by reference).

3.8     Amendment to the Bylaws of the Company (filed as Exhibit
        3.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).

3.9 Articles of Amendment to Articles of Incorporation of the Company dated August 9, 1991 (filed as Exhibit 3.1 on Form
        8-K dated August 27, 1991, and incorporated herein by reference).

EXHIBIT
NUMBER          EXHIBIT DESCRIPTION                                    PAGE
-------         -------------------                                    ----
 3.10  Articles of Amendment to Articles of Incorporation of the
       Company dated December 14, 1994 increasing the number of
       shares of authorized stock.

 4.1   Agreement for Purchase and Sale of Debenture dated
       September 24, 1990, by and between Halliburton Company and
       Scientific Software-Intercomp, Inc. (filed as Exhibit 4.6 to the Company's Report on Form 10-K for the year ended
       December 31, 1990, and incorporated herein by reference).

 4.2   Convertible Subordinated Debenture dated September 24,
       1990, between Halliburton Company and Scientific
       Software-Intercomp, Inc. (filed as Exhibit 4.7 to the
       Company's report on Form 10-K for the year ended December
       31, 1990, and incorporated herein by reference).

 4.3   Convertible Debenture Loan Agreement for $2,500,000 dated
       September 30, 1992 between Renaissance Capital Partners
       II, Ltd. and Scientific Software-Intercomp, Inc. (filed as
       Exhibit 4.1 to the Company's Form 8-K dated October 19,
       1992 and incorporated herein by reference).

 4.4   First Amendment to the Convertible Debenture Loan
       Agreement for an additional $1,000,000, dated September
       15, 1993, between Renaissance Capital Partners II, Ltd.
       and Scientific Software-Intercomp, Inc. (filed as Exhibit
       4.1 to the Company's Form 8-K dated October 19, 1992 and incorporated herein by reference).

 4.5   Form of Stockholder Lock-up Agreement (filed as Exhibit
       4.5 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

 4.6   Letter Agreement Dated May 5, 1994 between Renaissance
       Capital Partners II, Ltd. and Scientific
       Software-Intercomp, Inc., regarding conversion of debentures (filed as Exhibit 4.6 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

 5.1   Opinion of Cohen Brame & Smith Professional Corporation
       (filed as Exhibit 5.1 to the Company's Amendment No. 1 dated June 3, 1994 to Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.1   Partnership Agreement dated October 28, 1983 (Microcomp)
       (filed as Exhibit 10.3 to the Company's Annual Report on
       Form 10-K for the year ended December 31, 1983, and incorporated herein by reference).

10.2 Incentive Stock Option Plan dated February 22, 1984 (filed as Exhibit 10.1 to the Company's Registration Statement on
       Form S-3, Registration No. 2-95792, and incorporated herein by reference).

10.3 Form of Stock Option Agreement for stock options issued under the informal Non-Qualified Stock Option Plan (filed as Exhibit 4.6 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.4   HBJ Subcontract for Supply between Spie-Capag S.A. and
       Scientific Software-Intercomp, Inc. dated January 16, 1987
       (filed as Exhibit 10.26 to the Company's Report on Form
       10-K for the year ended December 31, 1986, and incorporated herein by reference).

10.5   HBJ Subcontract Work Agreement between Spie-Capag S.A. and
       Scientific Software-Intercomp, Inc.  dated January 16,
       1987 (filed as Exhibit 10.27 to the Company's Report on
       Form 10-K for the year ended December 31, 1986, and incorporated herein by reference).

EXHIBIT
NUMBER          EXHIBIT DESCRIPTION                                    PAGE
-------         -------------------                                    ----
10.6     Bonus Plan dated June 22, 1990, between the registrant and
         E. A. Breitenbach,  (filed as Exhibit 10.9 to the Company's
         Report on Form 10-K for the year ended December 31, 1990,
         and incorporated herein by reference).

10.7     Operating Agreement dated April 26, 1990, by and between
         Halliburton Company and Scientific Software-Intercomp, Inc.
         (filed as Exhibit 10.11 to the Company's Report on Form
         10-K for the year ended December 31, 1989, and incorporated herein by reference).

10.8     Agreement dated July 16, 1991, between Spie-Capag, S.A. and
         Scientific Software-Intercomp, Inc. (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

10.9     Stock Purchase Plan dated June 1991, for 100,000 shares of
         Common Stock, no par value (filed with the Company's
         Registration Statement on Form S-8, Registration No.
         3-41463, and incorporated herein by reference).

10.10 Stock Purchase Plan as amended in September 1991, to increase the number of shares of Common Stock, no par value, to 350,000 (filed with the Company's Registration
         Statement on Form S-8, Registration No. 3-41463, and incorporated herein by reference).

10.11    Amended and Restated Loan Agreement between Scientific
         Software-Intercomp, Inc., and First Interstate Bank of
         Denver, N.A., dated November 1, 1990 (filed as Exhibit 4.1 to the Company's Report on Form 10-K for the year ended
         December 31, 1990, and incorporated herein by reference).

10.12    Promissory Note of Scientific Software-Intercomp, Inc., to
         First Interstate Bank of Denver, N.A., dated November 1,
         1990, for $2,000,000 (filed as Exhibit 4.3 to the
         Company's Report on Form 10-K for the year ended December
         31, 1990, and incorporated herein by reference).

10.13    Promissory Note of Scientific Software-Intercomp, Inc., to
         First Interstate Bank of Denver, N.A., dated November 1,
         1990, for $3,500,000 (filed as Exhibit 4.4 to the
         Company's Report on Form 10-K for the year ended December
         31, 1990, and incorporated herein by reference).

10.14    Letter Agreement dated January 30, 1991 from First
         Interstate Bank of Denver, N.A., modifying the Amended and
         Restated Loan Agreement dated November 1, 1990 (filed as
         Exhibit 4.5 to the Company's Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

10.15 Promissory Note and security agreement by and between Scientific Software-Intercomp, Inc., and E. A. Breitenbach dated June 13, 1991 (filed as Exhibit 4.12 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1991 and incorporated herein by reference).

10.16    Amendment No. 1 (dated June 26, 1991) to Amended and
         Restated Loan Agreement between Scientific
         Software-Intercomp, Inc., and First Interstate Bank of
         Denver, N.A., dated November 1, 1990 (filed as Exhibit 4.8 to the Company's report on Form 10-K for the year ended
         December 31, 1991, and incorporated herein by reference).

EXHIBIT
NUMBER          EXHIBIT DESCRIPTION                                    PAGE
-------         -------------------                                    ----
10.17     Amendment No. Amendment No. 2 (dated August 31, 1991) to
          Amended and Restated Loan Agreement between Scientific
          Software-Intercomp, Inc., and First Interstate Bank of
          Denver, N.A., dated November 1, 1990, and related
          extension of promissory notes for $3,500,000 and
          $2,000,000 payable to First Interstate Bank of Denver,
          N.A. (filed as Exhibit 4.9 to the Company's report on Form
          10-K for the year ended December 31, 1991, and
          incorporated herein by reference).

10.18     Amendment No. 3 (dated December 6, 1991) to Amended and
          Restated Loan Agreement between Scientific
          Software-Intercomp, Inc., and First Interstate Bank of
          Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
          N.A. (filed as Exhibit 4.10 to the Company's report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

10.19     Amendment No. 5 (dated February 28, 1992) to Amended and
          Restated Loan Agreement between Scientific
          Software-Intercomp, Inc., and First Interstate Bank of
          Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
          N.A. (filed as Exhibit 4.11 to the Company's report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference). (There was no Amendment No. 4.)

10.20     Amendment No. 6 (dated May 31, 1992) to Amended and
          Restated Loan Agreement between Scientific
          Software-Intercomp, Inc. and First Interstate Bank of
          Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
          N.A. (filed as Exhibit 4.13 to the Company's Report on
          Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

10.21     Amendment No. 7 (dated June 30, 1992) to Amended and
          Restated Loan Agreement between Scientific
          Software-Intercomp, Inc. and First Interstate Bank of
          Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
          N.A. (filed as Exhibit 4.14 to the Company's Report on
          Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

10.22     Amendment No. 8 (dated September 30, 1992) to Amended and
          Restated Loan Agreement between Scientific
          Software-Intercomp, Inc. and First Interstate Bank of
          Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
          N.A. (filed as Exhibit 4.15 to the Company's Report on
          Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

10.23     Amendment No. 9 (dated March 31, 1993) to Amended and
          Restated Loan Agreement between Scientific
          Software-Intercomp, Inc. and First Interstate Bank of
          Denver, N.A., dated November 1, 1990, and related extension of promissory notes for $3,500,000 and $2,000,000 payable to First Interstate Bank of Denver,
          N.A. (filed as Exhibit 4.16 to the Company's Report on
          Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

EXHIBIT
NUMBER          EXHIBIT DESCRIPTION                                    PAGE
-------         -------------------                                    ----
10.24     Amendment No. 10 (dated January 31, 1994) to Amended and
          Restated Loan Agreement between Scientific
          Software-Intercomp, Inc. and First Interstate Bank of
          Denver, N.A., dated November 1, 1990, and related
          extension of promissory notes for $3,500,000 and
          $2,000,000 payable to First Interstate Bank of Denver,
          N.A.  (filed as Exhibit 4.17 to the Company's Report on
          Form 10-K for the year ended December 31, 1993, and
          incorporated herein by reference).

10.25     Working Capital Agreement between First Interstate Bank of
          Denver, N.A., and Export-Import Bank of the United States dated December 5, 1990 (filed as Exhibit 4.2 to the
          Company's Report on Form 10-K for the year ended December
          31, 1990, and incorporated herein by reference).

10.26     Working Capital Agreement between First Interstate Bank of
          Denver, N.A., and Export-Import Bank of the United States dated January 24, 1994 (filed as Exhibit 4.18 to the
          Company's Report on Form 10-K for the year ended December
          31, 1993, and incorporated herein by reference).

10.27     Letter Agreement between Renaissance Capital Partners II,
          Ltd. and Scientific Software-Intercomp, Inc., regarding a
          $500,000 standby line of credit dated November 3, 1993
          (filed as Exhibit 10.13 to the Company's Report on Form
          10-K for the year ended December 31, 1993, and incorporated herein by reference).

10.28     Employees Stock Ownership Plan and Trust as restated on
          January 1, 1989 (filed as Exhibit 10.28 to the Company's
          Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.29 Target Benefit Plan as restated on January 1, 1989 (filed as Exhibit 10.29 to the Company's Form S-1 dated May 9,
          1994 and incorporated herein by reference).

10.30     First Interstate Bank of Denver, N.A. Defined Contribution
          Master Plan and Trust Agreement (filed as Exhibit 10.30 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.31     Adoption Agreement #001 Nonstandardized Code Section
          401(K) Profit Sharing Plan dated July 1, 1990  (filed as
          Exhibit 10.31 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.32     Commission Plan for Jim Duckworth for 1995 dated March 23,
          1994 (filed as Exhibit 10.32 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.33     Scientific Software-Intercomp, Inc. Deferred Compensation
          Plan (filed as Exhibit 10.33 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.34     Letter Agreement between Hong Kong Bank of Canada and
          Intercomp Resource Development and Engineering Ltd. dated
          August 3, 1993, regarding certain revolving operating loans to Intercomp Resource Development and Engineering
          Ltd. (filed as Exhibit 10.34 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.35 Stock Appreciation Rights Plan (filed as Exhibit 10.35 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

EXHIBIT
NUMBER          EXHIBIT DESCRIPTION                                    PAGE
-------         -------------------                                    ----
10.36     Letter of Intent between Halliburton Company and Scientific
          Software-Intercomp, Inc. dated April 22, 1994 (filed as
          Exhibit 10.36 to the Company's Amendment to Form S-1
          dated June 3, 1994 and incorporated herein by reference).

10.37     Business Loan Agreement for $6.5 million dated September
          20, 1994, between Bank One, Boulder, N.A. and Scientific
          Software-Intercomp, Inc., including Working Capital
          Guarantee Agreement dated September 29, 1994, between Bank
          One, Boulder, N.A. and Export-Import Bank of the United
          States referred to as "Exhibit B."

10.38     Promissory Note of Scientific Software-Intercomp, Inc. to
          Bank One, Boulder, N.A. for $5,000,000, dated September
          20, 1994.

10.39     Promissory Note of Scientific Software-Intercomp, Inc. to
          Bank One, Boulder, N.A. for $1,500,000, dated September
          20, 1994.

10.40     Letter Agreement between Scientific Software-Intercomp
          (U.K.) Limited and Lloyds Bank Commercial Service dated
          December 30, 1994.

10.41     Change in Terms Agreement between Scientific
          Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated
          May 31, 1995, extending maturity to July 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994.

10.42     Change in Terms Agreement between Scientific
          Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated
          July 15, 1995, extending maturity to August 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994.

10.43     Change in Terms Agreement between Scientific
          Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated
          August 15, 1995, extending maturity to September 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994.

10.44     Change in Terms Agreement between Scientific
          Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated
          September 15, 1995, extending maturity to September 30,
          1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994.

10.45     Change in Terms Agreement between Scientific
          Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated
          September 30, 1995, extending maturity to October 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994.

10.46     Business Loan Agreement for $5.13 million dated October
          15, 1995, renewing maturity to March 30, 1996, between
          Bank One, Boulder, N.A. and Scientific Software-Intercomp,
          Inc., including Working Capital Guarantee Agreement dated
          September 21, 1995, between Bank One, Boulder, N.A.  and
          Export-Import Bank of the United States referred to as "Exhibit B."

10.47     Change in Terms Agreement between Scientific
          Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated
          November 15, 1995, in the amount of $500,000.00 relating to original Business Loan Agreement in the amount of $5.13 million, dated October 15, 1995.

21        Subsidiaries of the Company

23.1      Consent of Ehrhardt Keefe Steiner & Hottman PC

23.2      Consent of Hein + Associates LLP

23.3      Consent of Ernst & Young LLP