Form 10-K405
period 1995-12-31
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1996-04-15
CIK 87822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934 for fiscal year ended

                               December 31, 1995

[ ] Transitional Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934

                         COMMISSION FILE NUMBER 0-4882
                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.
             (Exact name of Registrant as specified in its charter)

                      Colorado                                 84-0581776
    ---------------------------------------------            -------------
    State (or other jurisdiction of incorporation            (IRS Employer

                1801 California Street, Denver, Colorado 80202
    ----------------------------------------------------------------------
         (Address of principal executive offices including zip code)

                                (303) 292-1111
    ----------------------------------------------------------------------
             (Registrant's telephone number including area code)


Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:
         Title of each class:                                 Common Stock, no par value
Name of each exchange on which registered:                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment of
this Form 10-K.   [X]

The approximate market value of stock held by non-affiliates is $15,793,412 based upon 5,743,059 shares held by such persons and the close price of $2.75 on March 31, 1996. The number of shares outstanding of the Registrant's no par value common stock at March 31, 1996 was 8,290,827.

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

PRODUCTS, SERVICES AND CUSTOMERS

CAP PRODUCTS, SERVICES AND CUSTOMERS

    The Company's CAP products and related consulting services address the development and production areas of reservoir description and simulation. The Company's reservoir description products provide for the analysis of well logs and core, the use of 3-D seismic data, analysis of pressure and performance of wells and mapping and analysis of the basic geology and reservoir rock parameters. Reservoir description data is then input into mathematical reservoir simulators offered by the Company to predict future production performance under various simulated development scenarios after matching historical performance. Use of reservoir simulation provides more accurate forecasts of oil and gas recovery and assists in the determination of how reservoirs should be optimally developed. The primary CAP products being marketed by the Company are:

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

    COMP III, COMP 4 (compositional reservoir simulators for oil, water and gas). Used when the complex fluid behavior in the reservoir requires that oil and gas be defined more precisely by their molecular components such as methane, ethane and propane. These simulators are most often used to simulate and determine the optimum development of gas reservoirs and oil reservoirs undergoing high pressure gas injection.

    THERM (thermal reservoir simulator). Used when modeling thermal enhanced oil recovery processes such as steam injection and in-situ combustion. This is the most complex simulator because it also includes mathematical simulation of such thermodynamic factors as combustion reaction kinetics. This simulator is used to predict optimum recovery using thermal enhanced recovery processes for reservoir development.

    SimEase (interactive pre/post processor for the Company's reservoir simulators). Used to prepare data easily for input to the Company's reservoir simulators and to view the results in color. This software includes such displays as color 3-D and 4-D (showing the passage of time) maps and simulated color visualizations of fluids flowing through the reservoir.

    AHM (adaptive history matching system for use with reservoir simulators). Used to help match a reservoir's historical production of oil, gas and water. A final calibrated (history matched) model can then be used to simulate future production under various hypothetical operating scenarios.

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

    Petroleum WorkBench was originally developed for the UNIX operating system because of the size and complexity of the code, the graphics and the need for networking with other desktop computers. These capabilities are now available on the existing DOS/Windows operating systems, and Petroleum WorkBench is now available on these operating systems.

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

    Sammi is used in the aerospace, process control, manufacturing, and transportation industries and is suitable for other applications requiring graphical display of large quantities of mission-critical real-time or database-resident information. Kinesix' major customers include NASA sites (Johnson Space Center, Goddard, and Marshall), the U.S. Air Force, Loral, Siemens, ABB, IBM, Hughes, Arco, Bristol Babcock and Harris.

RESEARCH AND DEVELOPMENT

    The Company is committed to the continued enhancement of its petroleum industry and GUI software and to the development of software and services having new or related applications. The Company's objective is to develop products that are considered to be high quality and technically advanced and that are capable of dominating their major market areas.

    In the CAP area, enhancement of Petroleum WorkBench will continue over the next year with addition of the Well Productivity Model, further optimization of the work flow and updates to the other modules. Major development in black oil, compositional and thermal simulation will result in new simulators to be released late in 1996. Enhancements are also expected for most other CAP stand-alone products.

    In the pipeline and surface facilities area, new versions of all off-line products are expected to be released in 1996 with easier-to-use graphical interfaces. The Company has developed a prototype system for low cost leak detection that will be field-tested during 1996 and, if successful, released late in the year. Additional enhancements are also expected to all the other stand-alone products in this area.

    In the GUI area, Kinesix announced its release of Sammi 4.0 in 1995. Plans for 1996 include Microsoft Windows (NT and Win95) versions of Sammi.

    During the years ended December 31, 1995, 1994 and 1993, the Company spent $6.6 million, $6.4 million and $5.5 million, respectively, for development of new products and the improvement and enhancement of existing products. The number of employees and consultants engaged on a full or part time basis in software development was 85 in 1995, 62 in 1994, and 75 in 1993.

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

SALES STAFF, LOCATIONS AND CUSTOMER SUPPORT

    The Company sells its products, consulting and other services on a worldwide basis primarily through its 18-member worldwide direct sales force. Since sales of the Company's products require technical interaction with customers, members of the sales force generally are technically qualified as well as having significant sales and marketing experience. In addition, sales and marketing personnel are actively supported by technical personnel and senior management of the Company.

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

BACKLOG

    The Company's backlog at December 31, 1995 and 1994, was $9.5 million and $8.8 million, respectively. During 1995, the Company reported in its Form 10-Q a backlog of $17.1 million and $17.2 million as of June 30, 1995 and September 30, 1995, respectively. As of December 31, 1995 the Company's provided a reserve to the accounts receivable for a very large foreign consulting project. The approximately $6.0 million in backlog on this project was also removed effective December 31, 1995.

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

    The principal competitors in the licensing and sale of development and production software are GeoQuest, a division of Schlumberger, which markets a black oil and compositional simulator, and Integrated Technologies, a division of Western Atlas International, which markets a line of reservoir simulators.

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

GEOGRAPHIC AND BUSINESS LINE DATA

GEOGRAPHIC REVENUE DATA

    The following table sets forth the Company's revenue by geographic area for 1995, 1994 and 1993:

                                                   Years Ended December 31,
                                          -----------------------------------------
                                           1995              1994             1993
                                          -------          -------          -------
United States                             $ 8,201          $ 9,695          $11,773
Foreign:
                                          -------          -------          -------
    Far East  . . . . . . . . . . . . .     4,201            4,362            2,597
    Middle East   . . . . . . . . . . .     1,280            1,624            2,028
    Canada  . . . . . . . . . . . . . .       948              966            1,474
    Europe  . . . . . . . . . . . . . .     5,405            4,220            7,152
    Central and South America   . . . .     2,353            3,614            3,262
    Africa  . . . . . . . . . . . . . .     1,755            3,428            2,028
                                          -------          -------          -------
Total Foreign . . . . . . . . . . . . .    15,942           18,214           18,541
                                          -------          -------          -------
                                          $24,143          $27,909          $30,314
                                          =======          =======          =======

    Revenue derived from foreign sources amounted to $15.9 million (66% of total revenue), $18.2 million (65% of total revenue) and $18.5 million (61% of total revenue), in 1995, 1994, and 1993, respectively. The significant levels of foreign revenue resulted from continued unfavorable economic conditions in the domestic petroleum industry and continued penetration of new international markets as a result of strategic marketing efforts in these areas. Foreign revenue is subject to a number of factors such as political instability, changes in protective tariffs, tax policies, and export-import controls. See
Note 7 to Consolidated Financial Statements for the Company's United States export revenue and selected financial data of foreign subsidiaries.

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

BUSINESS LINE DATA

    The following table sets forth the percentage of total revenue contributed by each of the Company's classes of products and services for 1995, 1994 and 1993:

                                               1995            1994            1993
                                               ----            ----            ----
Development and production
    Consulting and training   . . . . . . .     45%             39%             39%
    Licenses and maintenance  . . . . . . .     26%             22%             19%
    Other   . . . . . . . . . . . . . . . .      2%              1%              1%
                                               ----            ----            ----
         Total  . . . . . . . . . . . . . .     73%             62%             59%
                                               ----            ----            ----
Pipeline and surface facilities
    Consulting and training   . . . . . . .     11%             10%             14%
    Licenses and maintenance  . . . . . . .      7%             15%             12%
    Other   . . . . . . . . . . . . . . . .      *%              *%              1%
                                               ----            ----            ----
         Total  . . . . . . . . . . . . . .     18%             25%             27%
                                               ----            ----            ----

Graphical user interface
    Consulting and training   . . . . . . .      4%              5%              5%
    Licenses and maintenance  . . . . . . .      5%              7%              9%
    Other   . . . . . . . . . . . . . . . .      *%              *%              *%
                                               ----            ----            ----
         Total  . . . . . . . . . . . . . .      9%             12%             14%
                                               ----            ----            ----
    Other   . . . . . . . . . . . . . . . .      *%              1%              *%
                                               ----            ----            ----
         Total  . . . . . . . . . . . . . .    100%            100%            100%
                                               ====            ====            ====

*  Less than 1%.

    During 1995, approximately 440 customers utilized the Company's software products and related services, the loss of any one of which would not have a material adverse effect on the Company's business. During 1995, 1994, and 1993, the Company generated $360,000, $1.2 million, and $2.0 million, which were 1%, 4%, and 6%, respectively, of its total revenue from contracts to perform reservoir engineering, geological studies, and petrophysical analysis at the Naval Petroleum Reserves in California.

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

EMPLOYEES

    As of March 31, 1996, the Company employed 147 persons full-time in all locations, plus several part-time technical consultants as required to complete project work.

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth the names, ages and positions of the executive officers and the members of the Board of Directors of the Company as of March 31, 1996. All directors are elected for a term of one year and serve until their successors are elected and qualified.

             Name                         Age                                     Position
- --------------------------------          ---        ------------------------------------------------------------------------
E. A. Breitenbach, Ph.D.                  59         Chairman of the Board of Directors, Chief Executive Officer
George Steel                              50         President, Chief Operating Officer, Director
Alain C. Gringarten, Ph.D.                50         Executive Vice President-WorkBench
Ronald J. Hottovy                         49         Executive Vice President-Chief Financial Officer, Treasurer, Secretary
Robert G. Parish, Ph.D.                   54         Executive Vice President-Pipeline and Facilities; Exploration and
                                                     Production Consulting
William B. Nichols, Ph.D.                 67         Director
Edward O. Price, Jr.                      66         Director

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

    Mr. Steel joined the Company in January, 1996, and was elected President, Chief Operating Officer and member of the Board of Directors, effective January 15, 1996. He has extensive technical and managerial experience in the international petroleum industry. He served as General Manager of Snyder Oil Company's affiliate, Command Petroleum, in the Bay of Bengal, India. Prior to that, he served as Vice President of Snyder's Julesburg Rocky Mountain Business Unit. Mr. Steel joined Geophysical Services, Inc. (GSI), the geophysical subsidiary of Texas Instruments, in 1969. In 1992, after GSI had become part of Halliburton Company, he was appointed President of their geophysical subsidiary, Halliburton Geophysical Services (HGS). He has a B.S. degree in Natural Science from St. Andrews in Scotland and holds membership in the Society of Exploration Geophysicists, American Association of Petroleum Geologists, Society of Petroleum Engineers, the American Society for Quality Control and the British Deming Association.

    Dr. Gringarten joined the Company in January, 1983 as Vice President of Research and Development in Europe. He has served in several senior technical and management positions with the Company before being appointed Senior Vice President, Exploration and Production Products, in September, 1991. In 1994 he was named Executive Vice President responsible for the WorkBench area and the Company's other development and production software products. He has over 24 years experience in the oil industry, mainly with service companies, including Schlumberger, primarily in the field of well test analysis. He has an engineering degree from Ecole Centrale des Arts et

Manufactures in France and received his M.Sc. and Ph.D. degrees in petroleum engineering from Stanford University in 1969 and 1971, respectively.

    Mr. Hottovy joined the Company in December, 1991, and effective January 1, 1994, was elected Chief Financial Officer, Treasurer, and Secretary. In 1994, he was also named Executive Vice President. For the 11 years prior to joining the Company, Mr. Hottovy held various positions with Gold King Consolidated, Inc., a public oil, gas and mining company, including Chief Financial Officer and President. From 1975 to 1980, Mr. Hottovy held various positions at Coopers & Lybrand, most recently tax manager, specializing in international tax and natural resource companies. From 1972 to 1975, Mr. Hottovy was employed by Peat Marwick Mitchell & Co. Mr. Hottovy graduated from the University of Nebraska in 1969 with a B.S. in economics and received an M.B.A. degree from the University of Wyoming in 1972.

     Dr. Parish joined the Company in April, 1982 as Vice President of Technical Products in Europe and is currently Managing Director of SSI UK, Ltd., the Company's United Kingdom subsidiary. He is responsible for the exploration and production consulting and pipeline and facilities divisions. He served as Division Vice President, Exploration and Production Products, from March, 1987 to October, 1990. Prior to that he was Managing Director of the Company's U.K. subsidiary from February, 1985 to March, 1987. Dr. Parish has over twenty years experience in mathematical modeling and software engineering. He graduated from London University with a B.Sc. with honors in mathematics in 1963, and from North Carolina State University with a Ph.D. in statistics in 1969.

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

    Mr. Price was employed by Chevron Oil Company and Saudi Aramco for over thirty-seven years until his retirement in 1990. For the last eleven years he held various executive positions with Saudi Aramco in Dhahran, Saudi Arabia, including Vice President of Petroleum Engineering and Vice President of Exploration and Production. Prior to that time he held various management positions in Chevron's operations in the U.S., Australia and Iran. He is currently a private investor and consultant and is a director of First National Bank, Mexia, Texas; Paragon Wireline Services; Advanced Reservoir Technologies and Middle East Services. He received B.S. degrees in both petroleum engineering and geological engineering from Texas A&M University in 1951 and completed course work for an M.S. degree from the same school in 1953.

ITEM 2.  PROPERTIES

    All of the Company's operations are conducted in leased space as follows:

                                                                              Approximate           Current
  Location                              Lease Expiration                        Sq. Ft.           Annual Rent
Denver, Colorado                         May 1997                               17,200             $466,000
Houston, Texas                           December 1997                          20,000              451,000
Houston, Texas(1)                        December 1997                           7,000               79,000
Calgary, Alberta, Canada                 September 2001                         10,700               31,000
Egham, Surrey, England                   September 2008                         10,500              276,000

(1)      Kinesix Division.

    In addition, the Company maintains small sales offices in Dallas, Texas; and northern California for its Kinesix Division sales representatives. Exploration and production sales offices are located in Dallas, Texas; Kuala Lumpur; and Abu Dhabi.

ITEM 3.  LEGAL PROCEEDINGS

    To the knowledge of management, the only claims pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company or its financial condition are the following:

    Marshall Wolf, on his behalf and on behalf of all others similarly situated vs. E. A. Breitenbach, R. J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc. On October 5, 1995, a claim was filed in the United States District Court for the District of Colorado alleging that the Defendants, who include the President and Chief Executive Officer of the Company, its Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers (VARs). The Plaintiff seeks to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 30, 1994 through July 10, 1995, with certain exclusions. It is the opinion of the Company and its counsel that the claim is without merit and it is the intention of the Company and the other Defendants to vigorously defend the claim.

    Arbitration Number 70T 181 0038 96 D; Kinesix, a division of Scientific Software-Intercomp, Inc. and Kinesix (Europe) Ltd., an English Company - Houston, Texas. The Company, through Kinesix, a division of the Company, entered into a Territory Distributor Agreement with Kinesix (Europe) Ltd. ("KEL"), an unaffiliated entity located in London, U.K. The Distributor Agreement required under most circumstances a decision from the American Arbitration Association ("AAA") before its termination could be effective. On March 4, 1996 the Company commenced arbitration seeking declaration of termination of the Distributor Agreement and money due the Company in excess of $200,000. Thereafter, KEL in writing advised its customer base that it had ceased to trade in Kinesix products. As a result of this action by KEL and pursuant to the Distributor Agreement, the Company has declared the Distributor Agreement terminated without the requirement of arbitration. In the interim, on April 1, 1996 KEL filed an answer and counterclaim with the AAA and asserts damages that exceed $1 million without substantiation. In the opinion of management, KEL is asserting these claims in an attempt to avoid its obligations to the Company and any damages KEL may have suffered are more than offset by the money due the Company from KEL.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock was traded on the Nasdaq National Market ("Nasdaq") under the symbol "SSFT." On July 11, 1995, the Company's stock was delisted from Nasdaq as the result of the Company's failure to remedy its public filing deficiency, as explained in Item 7, "Overall Operating

Results". At March 31, 1996, the Company had approximately 457 stockholders of record. The following table sets forth, for the periods indicated, the high and low last reported sale prices of the common stock as reported by Nasdaq. The first quarter of 1996 and the third and fourth quarters of 1995 sale prices were reported by the Trading Desk at Johnson Rice & Company, a market maker of the Company stock.

          Quarter Ended                             Sale Prices
- ---------------------------------                ------------------
                                                 High           Low
                                                 ----           ---
1996
    First Quarter   . . . . . . .                $3.75         $2.38
1995
    First Quarter   . . . . . . .                $6.63         $5.88
    Second Quarter  . . . . . . .                 5.88          3.00
    Third Quarter   . . . . . . .                 3.38          1.75
    Fourth Quarter  . . . . . . .                 3.38          2.63
1994
    First Quarter   . . . . . . .                $8.13         $4.50
    Second Quarter  . . . . . . .                 6.00          4.00
    Third Quarter   . . . . . . .                 7.13          4.13
    Fourth Quarter  . . . . . . .                 7.25          4.88
1993
    First Quarter   . . . . . . .                $4.13         $3.13
    Second Quarter  . . . . . . .                 4.00          2.75
    Third Quarter   . . . . . . .                 4.00          3.13
    Fourth Quarter  . . . . . . .                 4.75          3.00

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

    Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among others, the financial strength and competitive pricing environment of the oil and gas service industry, product demand, market acceptance, and new product development. Those and other risks are described in the Company's filings with the Securities and Exchange Commission.

                                                                          Years Ended December 31,
                                                  ---------------------------------------------------------------------
                                                    1995           1994            1993           1992           1991
                                                  --------       --------        --------       --------       --------
                                                                     (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
    Consulting and training   . . . . . . . . .   $ 14,444       $ 15,038        $ 17,696       $ 16,523       $ 12,485
    Licenses and maintenance  . . . . . . . . .      9,061         12,431          12,111         12,410         11,849
    Other   . . . . . . . . . . . . . . . . . .        638            440             507            291            687
                                                  --------       --------        --------       --------       --------
         Total revenue  . . . . . . . . . . . .     24,143         27,909          30,314         29,224         25,021
Costs and expenses:
    Costs of consulting and training  . . . . .     12,565         11,274          12,464         12,042          8,006
    Costs of licenses and maintenance   . . . .      7,801          6,043           6,561          6,153          4,074
    Selling, general and administrative   . . .      9,122         13,702           7,313          8,182          7,963
    Reduction in capitalized software costs   .     17,917            ---             ---            ---            ---
    Other   . . . . . . . . . . . . . . . . . .      1,223          1,053           1,084            938          2,970
                                                  --------       --------        --------       --------       --------
         Total costs and expenses . . . . . . .     48,628         32,072          27,422         27,315         23,013
Income (loss) from operations . . . . . . . . .    (24,485)        (4,163)          2,892          1,909          2,008
Other (expense) . . . . . . . . . . . . . . . .       (239)          (467)           (805)          (251)          (635)
                                                  --------       --------        --------       --------       --------
Net income (loss) before income taxes . . . . .    (24,724)        (4,630)          2,087          1,658          1,373
Provision for income taxes  . . . . . . . . . .       (200)          (260)           (375)          (287)          (299)
                                                  --------       --------        --------       --------       --------
Net income (loss) . . . . . . . . . . . . . . .   $(24,924)      $ (4,890)       $  1,712       $  1,371       $  1,074
                                                  ========       ========        ========       ========       ========
Net income (loss) per share . . . . . . . . . .   $  (3.05)      $  (0.75)       $   0.32       $   0.27       $   0.23
                                                  ========       ========        ========       ========       ========
Net income per share (fully-diluted)  . . . . .   $      *       $      *        $   0.31       $      *       $      *
OTHER FINANCIAL DATA:
Revenue
    Development and production
         Consulting and training  . . . . . . .   $ 10,821       $ 10,992        $ 12,047       $ 10,646       $  7,864
         Licenses and maintenance . . . . . . .      6,292          6,218           5,712          5,824          6,011
         Other  . . . . . . . . . . . . . . . .        426            214             205            203            530
                                                  --------       --------        --------       --------       --------
             Total  . . . . . . . . . . . . . .     17,539         17,424          17,964         16,673         14,405
    Pipeline and surface facilities
         Consulting and training  . . . . . . .      2,707          2,706           4,210          5,076          3,821
         Licenses and maintenance . . . . . . .      1,720          4,268           3,696          3,601          4,058
         Other  . . . . . . . . . . . . . . . .         84             81             296            101             16
                                                  --------       --------        --------       --------       --------
             Total. . . . . . . . . . . . . . .      4,511          7,055           8,202          8,778          7,895

    Graphical user interface
         Consulting and training  . . . . . . .        987          1,340           1,439            801            800
         Licenses and maintenance . . . . . . .      1,049          1,945           2,703          2,985          1,780
         Other  . . . . . . . . . . . . . . . .        ---              4              12              4            ---
                                                  --------       --------        --------       --------       --------
             Total. . . . . . . . . . . . . . .      2,036          3,289           4,154          3,790          2,580
    Other income (expense). . . . . . . . . . .         57            141              (6)           (17)           141
                                                  --------       --------        --------       --------       --------
             Total  . . . . . . . . . . . . . .   $ 24,143       $ 27,909        $ 30,314       $ 29,224       $ 25,021
                                                  ========       ========        ========       ========       ========


                                                                          Years Ended December 31,
                                                  --------------------------------------------------------------------
                                                    1995           1994            1993           1992          1991
                                                  --------       --------        --------       --------      --------
                                                                     (In thousands, except per share data)
OTHER FINANCIAL DATA (CONTINUED):
Software research and development
    Current expense   . . . . . . . . . . . . . . $    780       $   793         $ 1,139        $ 1,080        $ 1,865
    Capitalized costs(1)  . . . . . . . . . . . .    5,850         5,599           4,440          5,844          7,236
    Amortization expense(2)   . . . . . . . . . .    5,400         4,589           4,144          3,628          2,910
    Reduction in capitalized software costs(2)  .  (17,917)          ---             ---            ---            ---

BALANCE SHEET DATA:
Working capital (deficit) . . . . . . . . . . . . $ (3,091)      $ 3,466         $ 4,363        $ 1,916        $(4,956)
Software, net . . . . . . . . . . . . . . . . . .   10,190        27,656          26,646         26,350         24,134
Total assets  . . . . . . . . . . . . . . . . . .   23,912        44,544          45,903         42,881         39,415
Long-term debt, net of current portion  . . . . .    2,225         2,813          10,030          8,827          2,490
Redeemable convertible preferred stock  . . . . .    4,000         4,000           4,000          4,000          4,000
Stockholders' equity  . . . . . . . . . . . . . . $  4,110       $28,436         $20,539        $18,292        $15,816

* The effects of exercise or conversion of options or convertible securities are immaterial or antidilutive. See Note 1 of Notes to Consolidated Financial Statements.

(1) The Company capitalizes qualifying costs incurred in developing and enhancing its software products in accordance with FASB Statement 86. See
    Note 1 of Notes to the Consolidated Financial Statements.

(2) Through 1995, the Company amortized the capitalized software development costs of its stand-alone software products and related enhancements over a 13-year period and amortized capitalized software development costs of Petroleum WorkBench and Sammi are capitalized over a seven-year period. Effective December 31, 1995 the Company reduced the carrying costs of its software assets by $17.9 million and effective in 1996 the net carrying value of the software costs and all future capitalized software costs will be amortized over a reduced life of five years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Reduction of Capitalized Software Costs" and Note 1 of Notes to the Consolidated Financial Statements.

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

    The Company recognizes software license revenue on delivery and recognizes maintenance revenue on a straight-line basis over the term of the contract. Certain combined software and service contracts are accounted for using the percentage of completion method with contract revenue recognized based on: (a) value-added output measures of progress for the software portion of the contract after meeting certain specified contractual criteria, and having used the installed software in completing specifications for the engineering services on the project, which have been accepted by the client, and (b) input measures of work performed on an hours-to-hours basis for the services portion of the contract. Fixed-price contract revenue is recognized using the percentage of completion method, calculated on the ratio of labor hours incurred to total projected labor hours. Losses on contracts accounted for using the percentage of completion method are recognized at the time they are identified. See Note 1 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    OVERALL FINANCIAL POSITION. The liquidity and financial condition of the Company declined during 1995. At December 31, 1995, the Company's working capital ratio was 0.77 to 1, based on current assets of $10.5 million and current liabilities of $13.6 million. The Company's working capital ratio at December 31, 1994, was 1.4 to 1. Total stockholders' equity decreased to $4.1 million at December 31, 1995 from $28.4 million at December 31, 1994 due to losses incurred in 1995 as well as a reduction in capitalized software costs. See "Reduction in Capitalized Software Costs". Subsequent to year end the Company has received commitments for the following funding and restructuring of convertible debentures and bank revolving line of credit:

       - Lindner Funds, a 14% shareholder in the Company, has agreed to invest $5 million in the Company in exchange for a senior secured note at 7% payable in five years and warrants to purchase 1.5 million shares of SSI no par value common stock at $3.00 per share for five years.

       - Renaissance Capital Partners II, Ltd. has agreed to convert $250,000 of principal for 282,218 shares of the Company's no par value common stock and convert the balance of $1,500,000 principal into a senior secured note at 7% payable in five years on terms substantially equal to the Lindner Funds senior secured note. The Company will also issue warrants to purchase 450,000 shares of SSI no par value common stock at $3.00 per share for five years.

       - The Company's primary bank and the Export-Import Bank of the United States have committed to restructure and renew a bank line of credit to April 15, 1997. Under the terms of the agreement, the Company will pay off the existing $2,870,000 outstanding on the Company's bank revolving line of credit and pay off the balance owed, approximately U.S.$300,000, on the Company's United Kingdom subsidiary bank line of credit. The Company's primary bank will establish a revolving line of credit pursuant to which the Company may utilize up to $1.5 million for (a) short-term borrowings for working capital purposes and (b) the issuance of letters of credit for bid guarantees, performance bonds, and advance payment guarantees.

Also see Note 11 to Notes to Consolidated Financial Statements.

    The implementation of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," on the proposed transactions with Lindner Funds and Renaissance may give rise to a potential material accounting expense to the Company as a result of the value of the warrants. The Company may evaluate alternative structures to the transactions.

    At December 31, 1994 and 1993, the Company had positive working capital of $3.5 million and $4.4 million, respectively. During 1994 and 1993, the Company undertook a series of steps to increase its financial flexibility and liquidity. In September 1992, the Company issued a $2.5 million 7-year convertible debenture to Renaissance Capital Partners II, Ltd. ("Renaissance") and in September 1993 issued a $1.0 million 7-year convertible debenture to Renaissance. See Note 3 of Notes to Consolidated Financial Statements. The $5.0 million outstanding under the Company's revolving credit facility at December 31, 1993 was classified as a long-term liability.

    The Company's working capital and cash requirements will continue to be influenced by the level of software research and development costs. During the years ended December 31, 1995 and 1994, the level of software research and development costs, in the aggregate, was $6.6 million and $6.4 million, respectively. Although software research and development costs will continue, management expects these costs to decrease as a percentage of revenue in the future. In an effort to reduce the internal capital requirements for these projects, the Company actively pursues opportunities to fund software research and development costs through development projects with oil and gas industry partners, government agencies and others. In this type of funded development project, participating companies or other entities provide all or a portion of the funds required to develop or enhance a software product in exchange for access to the resulting software at discounted or nominal prices with the Company retaining ownership and licensing rights to the product. In accordance with generally accepted accounting principles, the Company generally records as consulting revenue amounts received from these third parties and capitalizes the qualifying portion of related costs incurred as software development costs in accordance with FASB Statement 86.

    The Company believes after the completion of the financing and restructuring of the Convertible debentures and bank revolving line of credit explained above that (a) amounts expected to continue to be available under the Company's revolving credit facility and (b) internally generated funds should provide the Company with sufficient liquidity and working capital to meet its anticipated operating needs. There can be no assurance, however, that the Company will generate sufficient cash flow from operations to meet its future operating needs or be successful in obtaining any additional debt or equity financing.

PUBLIC OFFERING AND OTHER EQUITY TRANSACTIONS. On June 30, 1994, the Company sold 2.0 million newly issued shares of common stock in a public offering from which the Company received net proceeds of $8.1 million, net of related costs of approximately $270,000. The Company used the proceeds from the public offering to repay its bank indebtedness of $5.1 million, to reduce accounts payable and to increase working capital.

    In July 1994, the underwriters of the public offering exercised an overallotment option, resulting in the sale by the Company of 383,000 additional newly issued shares of common stock, from which the Company received net proceeds of approximately $1.6 million.

    Simultaneously with completion of the public offering, Renaissance Capital Partners II, Ltd. ("Renaissance") converted $1.75 million in principal amount of convertible debentures (see Notes 2 and 3 of Notes to Consolidated Financial Statements) into 653,846 shares of common stock, which Renaissance sold in the public offering. As a result of the Renaissance conversion, the Company reduced paid-in capital by $119,000 for unamortized debt issuance costs related to the converted debentures.

    Also in 1995, the Company received net proceeds of approximately $1.0 million from the sale of newly issued common stock in connection with the exercise of stock options.

    In February 1996, the Company and Renaissance agreed to change the conversion feature of the debentures so that the two debentures which aggregate $1,750,000 in principal will be convertible at $2.39 into 732,218 shares of the Company's no par common stock and made other minor changes in the debentures.

    In April 1996, the Company received a commitment from Renaissance Capital Partners II, Ltd. where it will convert $250,000 of principal for 282,218 shares of the Company's no par value common stock and convert the balance of $1,500,000 principal into a senior secured note on terms substantially equal to the Lindner Funds senior secured note. See Note 11 to Notes to Consolidated Financial Statements.

BANK REVOLVING CREDIT FACILITIES.

PRIMARY BANK LINE OF CREDIT, OCTOBER 15, 1995 - MARCH 31, 1996.

    Effective October 15, 1995, the Company renewed its primary bank line of credit to March 31, 1996, which includes a loan agreement with the bank that provides for a revolving credit facility pursuant to which the Company may utilize up to $5.13 million for: (a) short-term borrowings for working capital purposes, and (b) the issuance of letters of credit for bid guarantees, performance bonds, and advance payment guarantees. The Company has not borrowed any money under the line in 1996.

    Borrowings and outstanding letters of credit are collateralized by substantially all the Company's assets, excluding those of the Company's Canadian subsidiary. The maximum amount of cash borrowings and letters of credit that may be outstanding at any time is determined by a borrowing base formula related to available collateral.

    The foreign portion of the credit facility is supported by a $4.5 million guarantee by the Export-Import Bank of the United States (EximBank).

    As of December 31, 1995, the borrowing base, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:

                                                                (In thousands)
Revolving credit facility limit                                      $5,133
                                                                     ======
Borrowing base (limited by insurance coverage and
    amount of qualified receivables)                                 $4,353
Amounts outstanding:
    Short-term cash borrowings                                       $2,870
    Letters of credit                                                   688
                                                                     ------
                                                                     $3,558
                                                                     ======

    The Company at December 31, 1995 was in violation of certain covenants on the note which restricted its borrowing capacity. The bank has waived the violations and, under the terms of the recently committed financing, the Company will pay off the existing short term cash borrowing with the proceeds. See
Note 11 of Notes to Consolidated Financial Statements.

    Interest rates applicable to short-term cash borrowings under the foreign portion of the credit facility are equal to the bank's prime rate of interest plus 1.5%. Interest rates applicable to short-term cash borrowings related to the bank's payment, if any, under letters of credit issued under the domestic portion of the credit facility are equal to the bank's prime rate of interest plus 2.5%. At December 31, 1995, interest rates applicable to short-term cash borrowings were 9.75% and 10.75% for the foreign and domestic portions of the line of credit, respectively. The Company pays 2% annually for outstanding letters of credit. The agreement requires that the Company meet certain requirements regarding operating results and financial condition and prohibits the Company from paying dividends without the bank's prior written consent.

    The Company pays to the EximBank an annual fee of 1.5% of the amount of the guarantee. In addition, the Company is required to purchase credit insurance for foreign receivables at a cost of 0.44% of the amount of the insured receivables.

PRIMARY BANK LINE OF CREDIT, APRIL 1, 1996 - APRIL 15, 1997.

    In April 1996 the Company received a commitment from its primary lender on a $1.5 million revolving credit facility through April 15, 1997. The collateral for the line will be the accounts receivable necessary to support the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary will be collateral for the Lindner and Renaissance senior secured notes.

    The new credit facility will be supported by a $1.5 million guarantee from EximBank. The Company will pay 7% interest on the first $300,000 borrowed under the line, and the prime interest rate on the balance. The Company will pay EximBank a fee equal to 1.5% of the guarantee and be required to purchase credit insurance for foreign receivables in the amount guaranteed by EximBank. See Note 3 and Note 11 of Notes to Consolidated Financial Statements.

UNITED KINGDOM LINE OF CREDIT.

    In January 1995 the Company's United Kingdom subsidiary obtained a bank line of credit of $300,000 for working capital financing for its projects.
This line of credit is collateralized by a letter of credit for $300,000 which was issued by the Company's primary bank pursuant to the revolving credit facility described above. Interest related to borrowings on the United Kingdom line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.75%. At December 31, 1995 the United Kingdom subsidiary had approximately $158,543 outstanding under the line of credit.

CANADIAN LINE OF CREDIT.

    The Company's Canadian subsidiary has a bank line of credit of approximately $150,000 for working capital financing of its projects. At December 31, 1995 the Canadian subsidiary had no outstanding borrowings under this arrangement. Interest related to borrowings on the Canadian line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.25%.

RESULTS OF OPERATIONS

OVERALL OPERATING RESULTS

    1995 COMPARED TO 1994. The Company reported a loss before income taxes of $24,724,000 in 1995. The Company reported a loss before income taxes of $4,630,000 in 1994. Effective December 31, 1995, the Company reduced the carrying value of its capitalized software costs by a one time charge of $17.9 million. See Reduction in Capitalized Software Costs.

    During 1995 and in January 1996 the Company established a policy that required stringent review of accounts receivable over six months old. As a result of this new policy, in the fourth quarter of 1995 the Company increased its provision for doubtful accounts by $3,192,000 because of uncertainty about collectibility of certain accounts receivable. Based upon most recent available information, the Company has determined that the chance is remote that it will be able to collect accounts receivable of $4,110,000. Accordingly, in the December 31, 1995 balance sheet, the Company has written off accounts receivable totaling $4,110,000 and removed that amount from its allowance for bad debts account.

    The Company also reviewed the status of various consulting and development projects. As a consequence, the Company made a $400,000 provision for costs to complete certain projects. The Company has also written off costs of development and consulting projects it does not expect to be able to bill and collect for $372,000. The Company also accrued various expense items in the fourth quarter totaling $853,000.

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

    In the fourth quarter of 1994 the Company increased its 1994 provision for doubtful accounts by $5,854,000, of which $1,958,000 was related to the fixed fee payments due from VARs. The Company has determined that the chance was remote that it will be able to collect accounts receivable of $2,118,000, of which $1,437,000 was related to fixed fee amounts from VARs. Accordingly, in the December 31, 1994 balance sheet, the Company has written off accounts receivable totaling $2,118,000.

    Effective with the fourth quarter of 1994 the Company is using significantly more stringent qualitative and quantitative criteria and guidelines in deciding if a VAR's fee should be considered a fixed fee that enables revenue recognition at inception of the VAR arrangement if all other revenue recognition requirements are met.

    In connection with the non-payment by VARs of minimum fixed fees, which had been recognized by the Company as revenue in 1994, the Company conducted in 1995 an investigation and discovered that certain persons in its Pipeline and Facilities Division had indicated in writing to some of the VARs in connection with thirteen contracts involving aggregate payments of $2,331,000 that payment of the fixed fees would not be required under specified conditions, generally related to whether the VARs were successful in sublicensing the software to specific customers for use on specific projects or to other customers of the VARs. Most of such written representations were signed by Division employees who are no longer employed by and have no present association with the Company.

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

REVENUE

    1995 COMPARED TO 1994. Total revenue decreased 14% to $24.1 million in 1995 from $27.9 million in 1994. The Company reported lower revenue from both consulting and training and also licenses and maintenance.

    Total revenue from development and production products and services increased 1% to $17.5 million in 1995 from $17.4 million in 1994. Software license and maintenance revenue increased 3% to $6.4 million in 1995 from $6.2 million in 1994. Total revenue from the Petroleum WorkBench increased 24% to $4.5 million in 1995 from $3.7 million in 1994. Consulting and training revenue decreased 2% to $10.8 million in 1995 from $11.0 million in 1994.

    Total revenue from pipeline and surface facilities products and services decreased 36% to $4.5 million in 1995 from $7.1 million in 1994. Consulting and training revenue was $2.7 million in 1995 and in 1994. Software license and maintenance revenue decreased 60% to $1.7 million from $4.3 million in 1994 due to a temporary general slowdown in the market, as well as a hesitancy of buyers to purchase as SCADA vendors and software vendors transitioned their products to the Windows operating system environment. The Company released its Windows product in March, 1996.

    Total revenue from graphical user interface ("GUI") products and services decreased 38% to $2.0 million in 1995 from $3.3 million in 1994. Software license and maintenance revenue decreased 46% to $1.1 million in 1995 from $2.0 million in 1994. As a result of the poor performance by this Division, the Company changed the management of the Kinesix Division during May, 1995.

    1994 COMPARED TO 1993. Total revenue decreased 8% to $27.9 million in 1994 from $30.3 million in 1993. The Company reported lower revenue from both consulting and training and also licenses and maintenance, primarily because of the write-down of the VAR agreements in 1994.

    Total revenue from development and production products and services decreased 3% to $17.4 million in 1994 from $18.0 million in 1993. However, software license and maintenance revenue increased 11% to $6.2 million in 1994 from $5.7 million in 1993. Total revenue from the Petroleum WorkBench increased 54% to $3.7 million in 1994 from $2.4 million in 1993. Consulting and training revenue decreased 13% to $10.5 million in 1994 from $12.0 million in 1993 because of the write-down of the VAR agreements and other receivables..

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

FOREIGN REVENUE

    Revenue derived from foreign sources during 1995, 1994 and 1993 is set forth below:



                                 Revenue From               Percentage of
          Year                 Foreign Sources              Total Revenue
          ----                 ---------------              -------------
                                (In thousands)
          1995                     $15,942                       66%
          1994                      18,214                       65%
          1993                      18,541                       61%

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

COSTS OF CONSULTING AND COSTS OF LICENSES AND MAINTENANCE

    1995 COMPARED TO 1994. Costs of consulting and training increased to $12.6 million in 1995 from $11.3 million in 1994. The increase resulted primarily from the larger dollar value of consulting projects charged to bad debt expenses in 1995. Costs of consulting and training were 87% of consulting and training revenue in 1995 and 75% in 1994.

    Costs of licenses and maintenance increased to $7.8 million in 1995 from $6.0 million in 1994, including software amortization of $5.4 million in 1995 from $4.6 million in 1994. Costs of licenses and maintenance were 86% of license and maintenance revenue in 1995 and 48% in 1994. The increase was mainly due to the expense of the write-offs and cost accruals.

    1994 COMPARED TO 1993. Costs of consulting and training decreased to $11.3 million in 1994 from $12.5 million in 1993. The decrease resulted primarily from the lower level of consulting activity in 1994. Costs of consulting and training were 75% of consulting and training revenue in 1994 and 70% in 1993.

    Costs of licenses and maintenance decreased to $6.0 million in 1994 from $6.6 million in 1993, including software amortization of $4.6 million in 1994 and $4.1 million in 1993. Costs of licenses and maintenance were 48% of license and maintenance revenue in 1994 and 54% in 1993.

CONTRACT COST ACCRUALS (REVERSALS)

    Contract cost accruals and reversals are recognized on certain combined software and service contracts as required based on the percentage of completion applied to total estimated project costs in order to recognize a constant gross margin over the term of such contracts. Contract cost (reversals) of $60,000 in 1995, ($4,000) in 1994, and ($333,000) in 1993,
respectively, are included in costs and expenses in the statement of operations and relate to the reversal of previous accruals to provide constant gross margins over the terms of the contracts. Contract cost accruals result in the recognition of a portion of contract costs as expenses before they are incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    1995 COMPARED TO 1994. Selling, general, and administrative expenses decreased to $9.1 million in 1995 from $13.7 million in 1994. The decrease was primarily attributable to the decrease in the allowance for doubtful accounts of $3,192 in 1995 compared to $4,617 in 1994. Also, the Company increased its sales and marketing activities, including increased costs for the purpose of further market penetration of the WorkBench and the Company's other products.

    1994 COMPARED TO 1993. Selling, general, and administrative expenses increased to $13.7 million in 1994 from $7.3 million in 1993. The increase was primarily attributable to the increase to the allowance for doubtful accounts of $5,917,000. Also, the Company increased its sales and marketing activities, including increased costs for the purpose of further market penetration of the WorkBench and the Company's other products.

SOFTWARE RESEARCH AND DEVELOPMENT

    Following is a summary of costs of development and enhancement of the Company's software products for 1995, 1994, and 1993, the amounts capitalized in accordance with FASB Statement No. 86, the amounts charged to research and development expense, the amounts of capitalized costs amortized, and the total amounts recognized as expense in the statements of operations.

                  Total                                                             Total
                 Software          Amount          Amount           Amount        Charges to
   Year        Expenditures     Capitalized       Expensed         Amortized      Earnings(1)
   ----        ------------     -----------       --------         ---------      -----------
                                              (In thousands)
   1995          $6,630           $5,850           $  780           $5,400          $24,097
   1994           6,392            5,599              793            4,589            5,382
   1993           5,579            4,440            1,139            4,144            5,283

(1) Includes a one-time reduction in capitalized software costs of $17.9 million effective December 31, 1995.

    The Company has continued its commitment to the development and enhancement of its software products. Capitalized software costs increased in 1995 partly as a result of acceleration of development activities for the WorkBench. These activities were accelerated to enable providing an enhanced product to the marketplace, which the Company believes will complement the increased sales and marketing efforts.

    The Company capitalizes qualifying costs incurred in developing and enhancing its software products in accordance with FASB Statement 86 upon determining technological feasibility with respect to the product or enhancement. Through 1995, the Company amortized the capitalized software development costs of its stand-alone software products and related enhancements over a 13-year period and capitalized software development costs of Petroleum WorkBench and Sammi were amortized over a seven-year period. Effective December 31, 1995 the Company made a one-time reduction in the carrying costs of its software assets of $17.9 million and effective in 1996 the net carrying value of the software costs and all future capitalized software costs will be amortized over a five-year period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Reduction of Capitalized Software Costs" and Note 1 of Notes to the Consolidated Financial Statements.

    Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes costs of purchased software and qualifying internal costs of developing and enhancing its software products in accordance with FASB Statement 86.

REDUCTION OF CAPITALIZED SOFTWARE COSTS

    Early in 1996, the Company appointed George Steel as president and chief operating officer. Following this change, Mr. Steel and management undertook a review of the Company's policies regarding capitalized software development costs. The Company concluded that it had not been realizing an adequate return on its capitalized software development costs; that the rate of technological change applicable to the Company's software products was accelerating; and that accordingly the value of its capitalized software was impaired. As a result the Company has made a one-time reduction of the carrying value of capitalized software costs by $17,917,000 effective December 31, 1995.

    The $17,917,000 capitalized software development cost reduction was determined by an evaluation of each of the Company's principal software products. The evaluation included a projection of the future revenue streams from the products with those projected revenue streams adjusted using historical variance factors derived from previous forecasts. The revenue streams were also reduced to reflect normal costs of developing, maintaining and marketing software in order to project a reasonable return to the Company on its software investment.

    In addition to the one-time reduction of capitalized software development costs, the Company has reduced the estimated lives of its capitalized software from 7-13 years to a new life, beginning in 1996, of 5 years. Such reduced life reflects anticipated continued increased technological change along with an anticipated continued requirement of the Company to expend significant funds for software development in order to remain competitive in its marketplace.

    Management has also developed a new policy to limit future capitalization of software development costs. It is anticipated that annual amounts of software capitalization will represent a substantially lower percentage of total research and development costs and will approximately equal the annual amortization of capitalized software costs of approximately $2 million per year.

    In addition, the Company combined four small cost pools into one pool for related products to more correctly follow the future marketing and development strategy for the products.

FOREIGN EXCHANGE GAINS (LOSSES)

    The Company's foreign exchange gains and losses relate principally to the effects of fluctuations in the exchange rate of the British pound on transactions of the Company's subsidiary in the United Kingdom that are denominated in other currencies.

    In 1995 the Company recognized a net foreign exchange gain of $114,000, and in 1994 the Company recognized a net foreign exchange loss of $84,000, primarily because of strengthening and weakening of the British pound against the U.S. dollar. In 1992 the Company recognized net foreign exchange gains of $116,000 principally as a result of the weakening of the British pound against the U.S. dollar.

INTEREST INCOME (EXPENSE)

    The following table summarizes the components of interest income (expense) during 1995, 1994, and 1993. The interest capitalized was included as a component of the capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.

                                                                           Interest
                Interest           Interest           Interest              Income
    Year         Income            Incurred         Capitalized            (Expense)
    ----         ------            --------         -----------            ---------
                                     (In thousands)
    1995        $    35           $   (497)           $   109             $   (353)
    1994             21               (754)               350                 (383)
    1993             17               (966)               285                 (664)

INFLATION

    The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     PAGE
REPORT OF EHRHARDT KEEFE STEINER & HOTTMAN PC                                                                          30

REPORT OF HEIN + ASSOCIATES LLP                                                                                        31

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1995 AND 1994                                                              32

CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995                33

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995       34

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995                35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                             36

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:  II - VALUATION AND QUALIFYING ACCOUNTS                                    56



All other schedules have been omitted because they are not applicable or the required information is shown

                 REPORT OF EHRHARDT KEEFE STEINER & HOTTMAN PC





The Board of Directors and Stockholders
Scientific Software-Intercomp, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Scientific Software-Intercomp, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedules as of and for the years ended December 31, 1995 and 1994 listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Software-Intercomp, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                         /s/ Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

April 12, 1996
Denver, Colorado

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Software-Intercomp, Inc. and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ HEIN + ASSOCIATES
HEIN + ASSOCIATES
Certified Public Accountants



Denver, Colorado
March 21, 1994

              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                  December 31,
                                                                                        --------------------------------
                                                                                           1995                 1994
                                                                                        -----------          -----------
ASSETS
Current Assets
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       419          $       588
    Accounts receivable, net of allowance for doubtful accounts
      of $38,111 and $4,617 . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,614                6,145
    Work in progress  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,008                4,973
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             423                1,055
                                                                                        -----------          -----------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,464               12,761
                                                                                        -----------          -----------

Software, net of accumulated amortization and write-down of $30,924 and $25,524 . .          10,190               27,666

Property and Equipment, net of accumulated depreciation and amortization
    of $6,223 and $5,589  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,416                1,917

Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,842                2,210
                                                                                        -----------          -----------
                                                                                        $    23,912          $    44,544
                                                                                        ===========          ===========
LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY
Current Liabilities
    Note payable and current portion of long-term obligations   . . . . . . . . . .     $       382          $       286
    Notes payable to bank   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,870                1,000
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,375                2,703
    Accrued salaries and fringe benefits  . . . . . . . . . . . . . . . . . . . . .           1,157                1,387
    Accrued lease obligations   . . . . . . . . . . . . . . . . . . . . . . . . . .             375                  570
    Deferred maintenance and other revenue  . . . . . . . . . . . . . . . . . . . .           2,712                2,010
    Other current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .           2,684                1,339
                                                                                        -----------          -----------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .          13,555                9,295

Accrued Lease Obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             333                  720

Long-Term Obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             284                  343

Convertible Debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,630                1,750

Redeemable Preferred Stock
    Series A Redeemable Convertible Preferred Stock,
    $5 par value; 1,200,000 shares authorized,
    800,000 shares issued and outstanding   . . . . . . . . . . . . . . . . . . . .           4,000                4,000

Commitments and Contingencies (Notes 8 and 9)

Stockholders' Equity
    Common stock, no par value; $.10 stated value; 25,000,000
         and 10,000,000 shares authorized, respectively; 8,256,000
         and 8,064,000 shares issued and outstanding, respectively  . . . . . . . .             825                  806
    Paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          48,850               48,233
    Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (44,970)             (20,046)
    Cumulative foreign currency translation adjustment  . . . . . . . . . . . . . .            (595)                (557)
                                                                                        -----------          -----------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .           4,110               28,436
                                                                                        -----------          -----------
                                                                                        $    23,912          $    44,544
                                                                                        ===========          ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                              For The Years Ended December 31,
                                                                  ------------------------------------------------------
                                                                     1995                  1994                  1993
                                                                  ----------            ----------            ----------
Revenue
    Consulting and training   . . . . . . . . . . . . . . . .     $   14,444            $   15,038            $   17,696
    Licenses and maintenance  . . . . . . . . . . . . . . . .          9,061                12,431                12,111
    Other   . . . . . . . . . . . . . . . . . . . . . . . . .            638                   440                   507
                                                                  ----------            ----------            ----------
                                                                      24,143                27,909                30,314
                                                                  ----------            ----------            ----------

Costs and Expenses
    Costs of consulting and training  . . . . . . . . . . . .         12,565                11,274                12,464
    Costs of licenses and maintenance,
       including software amortization of
       $5,400, $4,589, and $4,144 . . . . . . . . . . . . . .          7,801                 6,043                 6,561
    Contract cost accruals (reversals)  . . . . . . . . . . .             60                    (4)                 (333)
    Costs of other revenue  . . . . . . . . . . . . . . . . .            383                   264                   278
    Selling, general, and administrative    . . . . . . . . .          9,122                13,702                 7,313
    Software research and development   . . . . . . . . . . .            780                   793                 1,139
    Reduction in capitalized software costs   . . . . . . . .         17,917                   ---                   ---
                                                                  ----------            ----------            ----------
                                                                      48,628                32,072                27,422
                                                                  ----------            ----------            ----------

Income (Loss) from Operations . . . . . . . . . . . . . . . .        (24,485)               (4,163)                2,892

Other Income (Expense):
    Interest income (expense)   . . . . . . . . . . . . . . .           (353)                 (383)                 (664)
    Foreign exchange gains (losses)   . . . . . . . . . . . .            114                   (84)                 (141)
                                                                  ----------            ----------            ----------

Income (Loss) Before Income Taxes . . . . . . . . . . . . . .        (24,724)               (4,630)                2,087

Provision For Income Taxes  . . . . . . . . . . . . . . . . .            200                   260                   375
                                                                  ----------            ----------            ----------

Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . .     $  (24,924)               (4,890)           $    1,712
                                                                  ==========            ==========            ==========
Weighted Average Number of Common and
    Common Equivalent Shares Outstanding:
    Primary   . . . . . . . . . . . . . . . . . . . . . . . .          8,178                 6,468                 5,354
                                                                  ==========            ==========            ==========
    Fully diluted   . . . . . . . . . . . . . . . . . . . . .                                                      6,568
                                                                                                              ==========
Income (Loss) Per Common and
Common Equivalent Share:
    Primary   . . . . . . . . . . . . . . . . . . . . . . . .     $    (3.05)           $    (0.75)           $     0.32
                                                                  ==========            ==========            ==========
    Fully diluted   . . . . . . . . . . . . . . . . . . . . .                                                 $     0.31
                                                                                                              ==========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)





                                                            YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                                   -------------------------------------------------------------------------------------------------
                                                                                 Cumulative
                                                                                   Foreign
                                      Common Stock                                currency         Treasury Stock
                                  ------------------     Paid-in  Accumulated   Translation      ------------------   Stockholders'
                                  Shares      Amount     Capital    Deficit      Adjustment      Shares      Amount      Equity
                                  ------      ------     -------  -----------   -----------      ------      ------   -------------
Balance, January 1, 1993  . .      4,461       $ 446     $35,269    $(16,868)      $ (555)         ---        $ ---      $ 18,292
Stock sold for cash . . . . .         16           2          46         ---          ---          ---          ---            48
Compensation, services, and
  vendor payments . . . . . .        190          19         545         ---          ---          ---          ---           564
Foreign currency translation
  adjustment  . . . . . . . .        ---         ---         ---         ---          (77)         ---          ---           (77)
Net income  . . . . . . . . .        ---         ---         ---       1,712          ---          ---          ---         1,712
                                  ------       -----     -------    --------       ------        -----        -----      --------

Balance, December 31, 1993. .      4,667         467      35,860     (15,156)        (632)         ---          ---        20,539

Stock sold for cash . . . . .      2,667         267      10,471         ---          ---          ---          ---        10,738
Compensation, services, and
  vendor payments . . . . . .        654          65       1,566         ---          ---          ---          ---         1,631
                                      76           7         336         ---          ---          ---          ---           343
Foreign currency translation
  adjustment  . . . . . . . .        ---         ---         ---         ---           75          ---          ---            75
Net (loss)  . . . . . . . . .        ---         ---         ---      (4,890)         ---          ---          ---        (4,890)
                                  ------       -----     -------    --------       ------        -----        -----      --------
Balance, December 31, 1994  .      8,064         806      48,233     (20,046)        (557)         ---          ---        28,436

Stock sold for cash . . . . .         65           6         224         ---          ---          ---          ---           230
Conversion of convertible
  debentures into common
  stock . . . . . . . . . . .        ---         ---         ---         ---          ---          ---          ---           ---
Compensation and services . .        127          13         393         ---          ---          ---          ---           406
Foreign currency translation
  adjustment  . . . . . . . .        ---         ---         ---         ---          (38)         ---          ---           (38)
Net (loss)  . . . . . . . . .        ---         ---         ---     (24,924)         ---          ---          ---       (24,924)
                                  ------       -----     -------    --------       ------        -----        -----      --------
Balance, December 31, 1995  .      8,256       $ 825     $48,850    $(44,970)      $ (595)         ---        $ ---      $  4,110
                                  ======       =====     =======    ========       ======        =====        =====      ========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      For the Years Ended
                                                           ---------------------------------------
                                                             1995           1994            1993
                                                           --------        -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)   . . . . . . . . . . . . . . . . . .  $(24,924)       $(4,890)        $ 1,712
  Adjustments:  . . . . . . . . . . . . . . . . . . . . .
    Depreciation and amortization . . . . . . . . . . . .     6,034          5,329           4,758
    Reduction in capitalized software costs . . . . . . .    17,917            ---             ---
    Provision for losses on accounts receivable . . . . .     3,304          5,917             165
    Compensation and services paid in stock . . . . . . .       ---            ---              27
  Changes in operating assets and liabilities:
      Accounts receivable
         and work in progress . . . . . . . . . . . . . .    (1,827)        (2,439)         (2,700)
      Other assets  . . . . . . . . . . . . . . . . . . .     1,000           (230)           (441)
      Accounts payable and
         accrued expenses . . . . . . . . . . . . . . . .     2,214         (1,951)             44
      Accrued lease obligations . . . . . . . . . . . . .      (582)          (241)           (332)
      Deferred revenue  . . . . . . . . . . . . . . . . .       702           (546)             55
                                                           --------        -------         -------
    Total adjustments . . . . . . . . . . . . . . . . . .    28,762          5,839           1,576
                                                           --------        -------         -------
    Net cash provided by operating activities . . . . . .     3,838            949           3,288
                                                           --------        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capitalized software costs  . . . . . . . . . . . . . .    (5,850)        (5,599)         (4,400)
  Purchases of equipment  . . . . . . . . . . . . . . . .      (134)        (1,235)           (619)
                                                           --------        -------         -------
    Net cash utilized in investing activities . . . . . .    (5,984)        (6,834)         (5,019)
                                                           --------        -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of stock  . . . . . . . . . . . . . . . . . . . .       230         10,738              48
  Bank borrowings   . . . . . . . . . . . . . . . . . . .     2,029          1,104             531
  Repayments of bank borrowings   . . . . . . . . . . . .       ---         (5,132)           (212)
  Proceeds from issuance of convertible debentures  . . .       ---            ---             921
  Repayments of other obligations   . . . . . . . . . . .      (292)          (397)            (44)
                                                           --------        -------         -------
    Net cash provided by financing activities . . . . . .     1,967          6,313           1,244
                                                           --------        -------         -------
Effect of exchange rates on cash  . . . . . . . . . . . .        10             21             (31)
                                                           --------        -------         -------
Net increase (decrease) in cash and equivalents . . . . .      (169)           449            (518)
Cash and cash equivalents at beginning of year  . . . . .       588            139             657
                                                           --------        -------         -------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . .  $    419        $   588         $   139
                                                           ========        =======         =======

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest, net of amounts capitalized  . . . . . . . . .  $    388        $   437         $   681
  Foreign taxes   . . . . . . . . . . . . . . . . . . . .       238            166             264
Obligations incurred in purchases of equipment  . . . . .       ---            ---              93
Exchange of convertible debenture for common stock              ---          1,750             ---
Software and equipment purchased for stock  . . . . . . .       ---            ---              48
Prior compensation and services paid in stock . . . . . .       406            343             449

    The accompanying notes are an integral part of the financial statements.

              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Scientific Software-Intercomp, Inc. ("the Company") develops and markets sophisticated software for the development and production and pipeline and surface facilities areas of the worldwide oil and gas industry and for graphic user interface applications. The Company also provides consulting and technical support services in each of these areas.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Scientific Software-Intercomp, Inc. ("the Company") and its wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

LIQUIDITY

    The liquidity and financial condition of the Company declined during 1995. At December 31, 1995, the Company's working capital ratio was 0.77 to 1 based on current assets of $10.5 million and current liabilities of $13.6 million. The Company's working capital ratio at December 31, 1994 was 1.4 to 1. Total stockholders' equity decreased to $4.1 million at December 31, 1995 from $28.4 million at December 31, 1994 due to losses incurred in 1995 as well as a reduction in capitalized software costs. See "Reduction in Capitalized Software Costs". Subsequent to year end the Company has received commitments for the following funding and restructuring of convertible debentures and bank revolving line of credit:

            - Lindner Funds, a 14% shareholder in the Company, has agreed to invest $5 million in the Company in exchange for a senior secured note at 7% payable in five years and warrants to purchase 1.5 million shares of SSI no par value common stock at $3.00 per share for five years.

            - Renaissance Capital Partners II, Ltd. has agreed to convert $250,000 of principal for 282,218 shares of the Company's no par value common stock and convert the balance of $1,500,000 principal into a senior secured note at 7% payable in five years on terms substantially equal to the Lindner Funds senior secured note. The Company will also issue warrants to purchase 450,000 shares of SSI no par value common stock at $3.00 per share for five years.

            - The Company's primary bank and the Export-Import Bank of the United States have committed to restructure and renew a bank line of credit to April 15, 1997. Under the terms of the agreement, the Company will pay off the existing $2,870,000 outstanding on the Company's bank revolving line of credit and pay off the balance owed, approximately U.S.$300,000, on the Company's United Kingdom subsidiary bank line of credit. The Company's primary bank will establish a revolving line of credit pursuant to which the Company may utilize up to $1.5 million for (a) short-term borrowings for working capital purposes and (b) the issuance of letters of credit for bid guarantees, performance bonds, and advance payment guarantees.

Also see Note 11 to Notes to Consolidated Financial Statements.

    The implementation of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," on the proposed transactions with Lindner Funds and Renaissance may give rise to a potential material accounting expense to the Company as a result of the value of the warrants. The Company may evaluate alternative structures to the transactions.

    At December 31, 1994 and 1993, the Company had positive working capital of $3.5 million and $4.4 million, respectively. During 1994 and 1993, the Company undertook a series of steps to increase its financial flexibility and liquidity. In September 1992, the Company issued a $2.5 million 7-year convertible debenture to Renaissance Capital Partners II, Ltd. ("Renaissance") and in September 1993 issued a $1.0 million 7-year convertible debenture to Renaissance. See Note 3 of Notes to Consolidated Financial Statements. The $5.0 million outstanding under the Company's revolving credit facility at December 31, 1993 was classified as a long-term liability.

    The Company's working capital and cash requirements will continue to be influenced by the level of software research and development costs. During the years ended December 31, 1995 and 1994, the level of software research and development costs, in the aggregate, was $6.6 million and $6.4 million, respectively. Although software research and development costs will continue, management expects these costs to decrease as a percentage of revenue in the future. In an effort to reduce the internal capital requirements for these projects, the Company actively pursues opportunities to fund software research and development costs through development projects with oil and gas industry partners, government agencies and others. In this type of funded development project, participating companies or other entities provide all or a portion of the funds required to develop or enhance a software product in exchange for access to the resulting software at discounted or nominal prices with the Company retaining ownership and licensing rights to the product. In accordance with generally accepted accounting principles, the Company generally records as consulting revenue amounts received from these third parties and capitalizes the qualifying portion of related costs incurred as software development costs in accordance with FASB Statement 86.

    The Company believes after the completion of the financing and restructuring of the Convertible debentures and bank revolving line of credit explained above that (a) amounts expected to continue to be available under the Company's revolving credit facility and (b) internally generated funds should provide the Company with sufficient liquidity and working capital to meet its anticipated operating needs. There can be no assurance, however, that the Company will generate sufficient cash flow from operations to meet its future operating needs or be successful in obtaining any additional debt or equity financing.

REVENUE

    The Company recognizes software license revenue on delivery and recognizes software maintenance revenue on a straight-line basis over the term of the contract.

    Beginning in 1991 the Company entered into certain combined software and service contracts pursuant to which the Company provides off-the-shelf software, combined with pipeline engineering services, relating to leak detection and operations analysis of pipeline networks. The engineering services provided pursuant to these contracts include analysis of the characteristics of the client's specific pipeline network and entering these characteristics into the Company's software. Programming changes to the off-the-shelf software are not necessary for completion of the contract. The Company also markets the off-the-shelf software for use by clients, as is, without the services included in these contracts. The Company measures progress-to-completion for combined software and services contracts on a value added output basis for the off-the-shelf software portion of the contracts when: (1) a license for the off-the-shelf software has been executed that is enforceable for the customary price of the Company's off-the-shelf software,
(2) the off-the-shelf software has been installed on the project computer, and
(3) the installed off-the-shelf software has been used for completing and providing to the client specifications for the engineering services on the project, which have been accepted by the client. The Company measures progress-to-completion for the engineering services portion of the contracts based on labor hours incurred. Contract costs are recognized based on the percentage of completion applied to total estimated project costs, resulting in a constant gross margin percentage over the term of the contract. Net contract cost (reversals) of $60,000, ($4,000) and ($333,000) are included in costs and expenses in the statements of operations for 1995, 1994 and 1993, respectively, related to the accrual and reversal of costs to provide the constant gross margin over the term of each contract.

    Revenue earned in performance of time and material contracts is recognized at contractual rates as labor hours and associated costs are incurred. Fixed-price contract revenue is recognized using the percentage of completion method, calculated based on the ratio of labor hours incurred to total projected labor hours. Revenue accrued under time and material contracts is classified as work in progress on the Consolidated Balance Sheet if contractual milestones for billing have not been reached. Such amounts are later billed in accordance with applicable contract terms. The work in progress amounts at December 31, 1995 are expected to be billed and collected by December 31, 1996. Anticipated losses on contracts accounted for using the percentage of completion method are recognized at the time they are identified. Costs incurred for specific anticipated contracts are deferred when recoverability of the costs from the anticipated contract is determined to be probable.

    Work in progress at December 31, 1994 includes $301,000 related to fixed price contracts for the development of software that is funded by others. The revenue on these contracts is recognized using the percentage of completion method, and related qualifying software development costs are capitalized if the Company retains ownership and the right to market the developed software.

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

    In some cases, primarily to obtain preferential pricing, a VAR makes an unconditional commitment to pay to the Company a fixed license fee for software to be used on a specific project for a specific customer or an unconditional commitment to pay to the Company a minimum fixed fee for the right of general marketing to the VAR's current and future customers for a specified period, usually one-year. In the case of general marketing rights, a VAR is required to pay license fees as it has transactions with its customers. On the due date or dates of a minimum fixed fee, which are payable either in installments or at the end of the term, the VAR must pay to the Company the amount, if any, required for total payments to equal the required minimum fixed fee amount. General marketing VAR minimum fixed fees are not subject to reduction based on the number of units marketed by a VAR and are not otherwise contingent on whether the VAR is successful in marketing the Company's software products or otherwise.

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

CAPITALIZED SOFTWARE COSTS

    Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes costs of purchased software and qualifying internal costs of developing and enhancing its software products in accordance with FASB Statement 86.

    Amortization of capitalized software costs is determined each year based on the greater of: (1) the amount computed using the ratio of current year gross revenues to the sum of current and anticipated future gross revenue for that product or (2) straight-line amortization. Through 1995, the Company amortized the capitalized software development costs of its stand-alone software products and related enhancements over a 13-year period and capitalized software development costs of Petroleum WorkBench and Sammi were capitalized over a seven-year period.

    In January, 1996 the Board of Directors of the Company appointed George Steel as president to run the operations of the Company. In connection with this management change the Company undertook a review of its policies regarding capitalization of software development costs. The study determined that, in order to survive into the future, existing products must be continually developed much faster than they have in the past. As a result, the impairment of the existing capitalized software became an important factor for the Company to evaluate.

    A special evaluation of the capitalized software development costs was completed by the Company. This evaluation included an analysis of the future revenue streams from the various software products. The revenue streams were adjusted using historical variance factors from previous forecasts. The income streams were also reduced to consider normal costs in developing, marketing and providing maintenance on the products to give a reasonable return to the
Company on the software investment.   As a result of this analysis, effective
December 31, 1995 the Company made a one-time reduction in the carrying costs of its software assets of $17.9 million and effective in 1996 the net carrying value of the software costs and all future capitalized software costs will be amortized over a five-year period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Following is a summary of capitalization and amortization for the Company's software products.

                                                        Basic
                                                     Technology
                                                       Products            Other Products
                                                    (13 year life)         (7 year life)                Total
                                                    --------------         --------------               -----
                                                                          (In thousands)
Capitalized Software Costs:
    Balance, December 31, 1993                       $  33,972               $  13,776               $  47,748
         1994 additions . . . . . . . . . .              2,768                   2,831                   5,599
         Allocations to WorkBench . . . . .             (9,850)                  9,850                    ----
         Retirements  . . . . . . . . . . .               (167)                    ---                    (167)
                                                     ---------               ---------               ---------
    Balance, December 31, 1994                          26,723                  26,457                  53,180
         1995 additions . . . . . . . . . .              3,245                   2,605                   5,850
                                                     ---------               ---------               ---------
    Balance, December 31, 1995  . . . . . .          $  29,968               $  29,062               $  59,030
                                                     =========               =========               =========

Accumulated Amortization:
    Balance, December 31, 1993  . . . . . .          $  16,410                  $4,692               $  21,102
         1994 amortization expense  . . . .              1,166                   3,423                   4,589
         Retirements  . . . . . . . . . . .               (167)                    ---                    (167)
                                                     ---------               ---------               ---------
    Balance, December 31, 1994  . . . . . .             17,409                   8,115                  25,524
         1995 amortization expense  . . . .              1,525                   3,875                   5,400
                                                     ---------               ---------               ---------
    Balance, December 31, 1995  . . . . . .          $  18,934               $  11,990                  30,924
                                                     ---------               ---------               ---------
Software, net of accumulated of
  Balance, December 31, 1995  . . . . . . .                                                             28,106
Reduction of capitalized software costs . .                                                             17,916(1)
                                                                                                     ---------
Software,
  Balance, December 31, 1995  . . . . . . .                                                          $  10,190(1)
                                                                                                     =========

    (1) Effective December 31, 1995 the Company made a one-time reduction in the carrying costs of its software assets of $17.9 million and effective in 1996 the net carrying value of the software costs and all future capitalized software costs will be amortized over a five-year period.

    Management believes that in evaluating its capitalized software as discussed above it will continue to be competitive, thus enabling it to expend the capital resources necessary on an annual basis. Management believes that a one-time reduction in the capitalized software is necessary in order to properly reflect the software as the Company goes forward to be competitive with the marketplace and the technological changes that are occurring. The Company believes it must continue to expend significant funds in the capitalized software area in order to be competitive with its marketplace.

    The Company capitalized interest costs of $109,000, $350,000 and $285,000 during the years ended December 31, 1995, 1994 and 1993, respectively, as part of the cost of software development projects in progress.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, and depreciation and amortization are provided on a straight-line basis over the estimated useful lives of these assets. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are retired from the accounts and the resulting gain or loss is included in profit or loss in the period realized. Total depreciation expense was $811,000, $740,000 and $614,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

    Following are the components of property and equipment:

                                                                           December 31,
                                                                  -----------------------------
                                                                   1995                  1994
                                                                  -------               -------
                                                                         (In thousands)
Properties and leasehold improvements . . . . . . . . .           $   429               $   402
Office furniture and equipment  . . . . . . . . . . . .             2,426                 2,406
Computer equipment  . . . . . . . . . . . . . . . . . .             4,784                 4,698
                                                                  -------               -------
                                                                    7,639                 7,506
                                                                  -------               -------
Less accumulated depreciation and amortization  . . . .           $ 1,416               $ 1,917
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

INCOME TAXES

    The Company accounts for income taxes whereby deferred tax liabilities or assets are provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years. The types of differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of the temporary differences include: software development expenditures capitalized for books and deducted currently for taxes and related amortization, depreciation of property and equipment, amortization of rental obligations, losses accrued for book purposes, the recognition of software license revenues, and goodwill determined for tax purposes that is not deductible. Investment tax credits are recognized using the flow-through method.

    Foreign subsidiaries are taxed according to applicable laws of the countries in which they do business. The Company has not provided U.S. income taxes that would be payable on remittance of the cumulative undistributed earnings of foreign subsidiaries because such earnings are intended to be reinvested for an indefinite period of time. At December 31, 1995 the undistributed earnings of the foreign subsidiaries were not significant.

INCOME PER SHARE

    Primary income per common and common equivalent share is computed based on the weighted average number of common and dilutive common equivalent shares consisting of stock options and redeemable preferred stock outstanding during each period. For the years ended December 31, 1995 and 1994 no common stock equivalents are included in the loss per share calculation as they would be antidilutive. Fully diluted income per share assumes the effects of conversion of all potentially dilutive securities, including the convertible debentures (see Note 3 of Notes to Consolidated Financial Statements). Fully diluted loss per share is not presented for 1995 and 1994 because the effects of assumed conversion would be antidilutive.

CASH EQUIVALENTS

    For purposes of the consolidated financial statements, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. On occasion the Company will have balances in excess of the federally insured amount.

USE OF ESTIMATES

    The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Use of estimates is significant with regard to capitalized software costs and the related amortization. Actual results could differ from those estimates.

NOTE 2 - COMPLETION OF PUBLIC OFFERING OF COMMON STOCK

    On June 30, 1994 the Company sold 2.0 million newly issued shares of common stock in a public offering from which the Company received net proceeds of $8.1 million, net of related costs of approximately $270,000. The Company used the proceeds from the public offering to repay its bank indebtedness of $5.1 million, to reduce accounts payable and to increase working capital.

    In July 1994 the underwriters of the public offering exercised an overallotment option, resulting in the sale by the Company of 383,000 additional newly issued shares of common stock, from which the Company received net proceeds of approximately $1.6 million.

    Simultaneously with completion of the public offering, Renaissance Capital Partners II, Ltd. ("Renaissance") converted $1.75 million in principal amount of convertible debentures (see Note 3 of Notes to Consolidated Financial Statements) into shares of common stock which Renaissance sold in the public offering. As a result of the Renaissance conversion, the Company reduced paid-in capital by $119,000 for unamortized debt issuance costs related to the converted debentures.

NOTE 3 - BANKING ARRANGEMENTS, LONG-TERM OBLIGATIONS AND NOTE PAYABLE

BANKING ARRANGEMENTS

    Effective October 15, 1995 the Company renewed its primary bank line of credit to March 31, 1996 which includes a loan agreement with the bank that provides for a revolving credit facility pursuant to which the Company may utilize up to $5.13 million for: (a) short-term borrowings for working capital purposes and (b) the issuance of letters of credit for bid guarantees, performance bonds, and advance payment guarantees. The Company has not borrowed any money under the line in 1996.

    Borrowings and outstanding letters of credit are collateralized by substantially all of the Company's assets, excluding those of the Company's Canadian subsidiary. The maximum amount of cash borrowings and letters of credit that may be outstanding at any time is determined by a borrowing base formula related to available collateral.

    The foreign portion of the credit facility is supported by a $4.5 million guarantee by the Export-Import Bank of the United States (EximBank).

    As of December 31, 1995, the borrowing base, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:

                                                                (In thousands)
Revolving credit facility limit                                      $5,133
                                                                     ======
Borrowing base (limited by insurance coverage and amount of
    qualified receivables)                                           $4,353
Amounts outstanding:
    Short-term cash borrowings                                       $2,870
    Letters of credit                                                   688
                                                                     ------
                                                                     $3,558
                                                                     ======

    The Company at December 31, 1995 was in violation of certain covenants on the note which restricted its borrowing capacity. The bank has waived the violations and under the terms of the recently committed financing the Company will pay off the existing short term cash borrowing with the proceeds. See
Note 11 of Notes to Consolidated Financial Statements.

    Interest rates applicable to short-term cash borrowings under the foreign portion of the credit facility are equal to the bank's prime rate of interest plus 1.5%. Interest rates applicable to short-term cash borrowings related to the bank's payment, if any, under letters of credit issued under the domestic portion of the credit facility are equal to the bank's prime rate of interest plus 2.5%. At December 31, 1995 interest rates applicable to short-term cash borrowings were 9.75% and 10.75% for the foreign and domestic portions of the line of credit, respectively. The Company pays 2% annually for outstanding letters of credit. The agreement requires that the Company meet certain requirements regarding operating results and financial condition and prohibits the Company from paying dividends without the bank's prior written consent.

    The Company pays to the EximBank an annual fee of 1.5% of the amount of the guarantee. In addition, the Company is required to purchase credit insurance for foreign receivables at a cost of 0.44% of the amount of the insured receivables.

PRIMARY BANK LINE OF CREDIT, APRIL 1, 1996 - APRIL 15, 1997.

    In April 1996 the Company received a commitment from its primary lender on a $1.5 million revolving credit facility through April 15, 1997. The collateral for the line will be the accounts receivable necessary to support the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary will be collateral for the Lindner and Renaissance senior secured notes.

    The new credit facility will be supported by a $1.5 million guarantee from EximBank. The Company will pay 7% interest on the first $300,000 borrowed under the line and the prime interest rate on the balance. The Company will pay EximBank a fee equal to 1.5% of the guarantee and be required to purchase credit insurance for foreign receivables in the amount guaranteed by EximBank. See Note 11 of Notes to Consolidated Financial Statements.

UNITED KINGDOM LINE OF CREDIT.

    In January 1995 the Company's United Kingdom subsidiary obtained a bank line of credit of $300,000 for working capital financing for its projects.
This line of credit is collateralized by a letter of credit for $300,000 which was issued by the Company's primary bank pursuant to the revolving credit facility described above. Interest related to borrowings on the United Kingdom line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.75%. At December 31, 1995 the United Kingdom subsidiary had approximately $158,543 outstanding under the line of credit.

CANADIAN LINE OF CREDIT.

    The Company's Canadian subsidiary has a bank line of credit of approximately $150,000 for working capital financing of its projects. At December 31, 1995 the Canadian subsidiary had no outstanding borrowings under this arrangement. Interest related to borrowings on the Canadian line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.25%.

CONVERTIBLE DEBENTURES

    On September 30, 1992 the Company sold a $2.5 million 7-year convertible debenture to Renaissance Capital Partners II, Ltd. ("Renaissance"). Proceeds from the sale of the convertible debenture were used to reduce accounts payable. The debenture bears interest at 11% per annum and is convertible into common stock of the Company at a conversion price of $2.50 per share. The conversion price is adjustable if the Company issues significant additional amounts of common stock for consideration less than the conversion price of $2.50 per share. Interest is payable monthly with principal payments of $25,000 commencing October 1, 1995.

    On September 15, 1993 the Company sold a $1.0 million 7-year convertible debenture to Renaissance. Proceeds from the sale of the debenture were used by the Company for general working capital purposes. The debenture bears interest at 11% per annum, payable monthly, and is convertible into common stock of the Company at a conversion price of $3.25 per share. The conversion price is adjustable if the Company issues significant additional amounts of common stock for consideration less than the conversion price of $3.25 per share. The principal of the debenture is payable in 48 equal monthly installments of $10,000 over a four-year period commencing October 1, 1996 and ending September 1, 2000 and $520,000 on October 1, 2000. See Note 2 of Notes to Consolidated Financial Statements regarding conversion of a portion of the debentures.

    The financing agreement with Renaissance with respect to the debentures requires that the Company satisfy certain financial covenants regarding operating results and financial condition. As of December 31, 1994 and 1995 the Company was not in compliance with certain financial covenants.
Renaissance has agreed to waive the covenant violations through December 31, 1995. Renaissance is also entitled to appoint an individual to participate in an advisory capacity to the Company's Board of Directors as long as $850,000 in principal amount of the debentures is outstanding. Commencing on October 1, 1996, the Company has the right at any time upon 90 days prior notice to call both debentures for redemption. A call premium applies to such redemption equal to 15% of the amount redeemed during the fourth year of the debentures, 10% during the fifth year and 8% thereafter. During the initial three years of the debentures, the debentures may be called for redemption at a premium of 20% only if the common stock of the Company has been trading for at least $7.50 per share for 14 trading days prior to the redemption notice and if the Company has earned at least $.40 per share, in the aggregate, for the last four consecutive quarters preceding the notice.

    Simultaneously with completion of the Company's June 1994 public offering of common stock (see Note 2 of Notes to Consolidated Financial Statements), the Company agreed to change the conversion price of the $2.5 million and $1.0 million convertible debentures to $2.67, the average conversion price of both debentures. Renaissance then converted $1.75 million in principal amount of the $2.5 million convertible debentures into 653,846 shares of common stock, which Renaissance sold in the public offering. The outstanding balance of $1.75 million consists of a balance of $750,000 on the original $2.5 million debenture and the $1 million debenture all of which is convertible at $2.67 per share. The Company reduced paid-in capital by $119,000 for unamortized debt issuance costs related to the converted debentures.

    In February 1996, the Company and Renaissance agreed to change the conversion feature of the debentures so that the two debentures which aggregate $1,750,000 in principal will be convertible at $2.39 into 732,218 shares of the Company's no par common stock and made other minor changes in the debentures.

    In April 1996, Renaissance committed to convert $250,000 principal of its convertible debentures into 282,218 shares of common stock and covert the balance of $1,500,000 principal to a senior secured note on terms and conditions substantially identical to the Lindner Funds senior secured note. The Note will be secured by a first lien on all of the assets of the Company exclusive of sufficient accounts receivable necessary to support a $1.5 million line of credit from its primary bank, with a second lien on those receivables. Renaissance will share the collateral position with Lindner Funds on a prorata basis.

    The Company will also issue Renaissance warrants to purchase 450,000 shares of SSI no par value common stock at $3.00 per share for five years. With the conversion of a portion of its convertible debenture into 282,218 shares of common stock and the 450,000 warrants, Renaissance has the rights to acquire 732,218 shares, which is exactly the number currently available to Renaissance under its convertible debentures.

    The Company's Board of Directors has approved this transaction and it is expected to close in the very near future. See Note 11 of Notes to Consolidated Financial Statements.

Long-Term Obligations and Note Payable

    The components of long-term obligations are as follows:

                                                                        December 31,
                                                                ----------------------------
                                                                 1995                  1994
                                                                ------                ------
                                                                       (In thousands)
Lease Obligations . . . . . . . . . . . . . . . . .             $  382                $  286
Other . . . . . . . . . . . . . . . . . . . . . . .                284                   343
                                                                ------                ------
                                                                   666                   629
Less current portion  . . . . . . . . . . . . . . .               (382)                 (286)
                                                                ------                ------
                                                                $  284                $  343
                                                                ======                ======

    Scheduled maturities of the above long-term obligations are $382,000 in 1996, $58,000 in 1997, $24,000 in 1998, $26,000 in 1999, $9,000 in 2000 and
$167,000 thereafter. See Note 8 of Notes to Consolidated Financial Statements for scheduled maturities of accrued lease obligations that have been recorded as liabilities in the balance sheets, which are not included in these amounts.

NOTE 4 - INCOME TAXES

    The components of the provisions for income taxes are as follows:

                                                          For the Years Ended December 31,
                                                --------------------------------------------------
                                                  1995                 1994                 1993
                                                ---------             -------             --------
                                                                  (In thousands)
Current:
    U.S. Federal  . . . . . . . . . . . . .     $     ---             $   ---             $      5
    Foreign   . . . . . . . . . . . . . . .           200                 255                  354
    State   . . . . . . . . . . . . . . . .           ---                   5                   16
                                                ---------             -------             --------
                                                $     200             $   260             $    375
                                                =========             =======             ========

    Following is a summary of United States and foreign pretax accounting income (loss):

                                                          For the Years Ended December 31,
                                                --------------------------------------------------
                                                  1995                 1994                 1993
                                                ---------             -------             --------
                                                                   (In thousands)
United States . . . . . . . . . . . . . . .     $ (15,052)            $(3,150)            $  1,375
Foreign . . . . . . . . . . . . . . . . . .        (9,672)             (1,480)                 712
                                                ---------             -------             --------
                                                $ (24,724)            $(4,630)            $  2,087
                                                =========             =======             ========

    Following is a reconciliation of expected income tax provisions computed at the applicable US Federal statutory rate to the provisions for income taxes included in the statements of operations:

                                                                             For the Years Ended December 31,
                                                                    ----------------------------------------------
                                                                       1995              1994              1993
                                                                    ----------        ----------        ----------
                                                                                    (In thousands)
Taxes at U.S. Federal statutory rate  . . . . . . . . . . . . . . . $   (5,118)       $   (1,071)       $      710
Federal alternative minimum tax . . . . . . . . . . . . . . . . . .        ---               ---                 5
Foreign pretax (income) loss  . . . . . . . . . . . . . . . . . . .        ---                (8)             (242)
State income taxes  . . . . . . . . . . . . . . . . . . . . . . . .       (753)             (157)               16
Foreign withholding and other foreign taxes . . . . . . . . . . . .        200               255               354
U.S. net operating loss carry forward and valuation allowances  . .      5,871             1,331              (569)
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        ---               (90)              101
                                                                    ----------        ----------        ----------
                                                                    $      200        $      260        $      375
                                                                    ==========        ==========        ==========

    The components of deferred taxes in the balance sheets, which were fully eliminated by a valuation allowance, were as follows:

                                                                       December 31,
                                                             -------------------------------
                                                               1995                  1994
                                                             ---------            ----------
                                                                     (In thousands)
Taxable temporary differences:
    Capitalized software  . . . . . . . . . . . . .          $  (3,770)           $  (10,132)
                                                             ---------            ----------
                                                                (3,770)              (10,132)
                                                             ---------            ----------
Deductible temporary differences:
    Tax basis in excess of book basis of
    property and quipment . . . . . . . . . . . . .                 98                    80
    Allowance for doubtful accounts   . . . . . . .                179                 1,644
    Rent expense  . . . . . . . . . . . . . . . . .                134                   328
    Contract expense accruals   . . . . . . . . . .                119                   ---
    Vacation pay and bonuses  . . . . . . . . . . .                175                   184
    Other   . . . . . . . . . . . . . . . . . . . .                 35                    33
                                                             ---------            ----------
                                                                   740                 2,269
                                                             ---------            ----------
Carryovers:
    Net operating losses  . . . . . . . . . . . . .              7,503                 6,815
    Research and other credits  . . . . . . . . . .              3,344                 2,917
                                                             ---------            ----------
                                                                10,847                 9,732
                                                             ---------            ----------
Net deferred tax asset  . . . . . . . . . . . . . .              7,817                 1,869
Valuation allowance . . . . . . . . . . . . . . . .             (7,817)               (1,869)
                                                             ---------            ----------
                                                             $     ---            $      ---
                                                             =========            ==========

    At December 31, 1995 the Company had the following net operating loss, tax credit, and capital loss carry forwards. Included in the net operating loss and credit carry forwards are tax benefits from an acquired company, which can be utilized to offset future taxable income of that acquired company.

                                                              Amount                 Expiration
                                                          --------------             ----------
                                                          (In thousands)
Net operating loss carry forwards for U.S.
  Federal income tax purposes . . . . . . . . . . .         $  19,000                2000 to 2009
Net operating loss carry forwards for US
  Federal alternative minimum income
  tax purposes  . . . . . . . . . . . . . . . . . .            16,700                2000 to 2009
Research credit carry forwards  . . . . . . . . . .             2,300                1996 to 2009
Investment tax credit carry forwards  . . . . . . .               600                1995 to 2000
Alternative minimum tax credit carry forwards . . .                56                2007 to 2009

    In addition, the Company has net operating loss carryforwards for U.K. and Canadian income tax purposes of approximately $12.0 million and $500,000, respectively.

NOTE 5 - CAPITAL STOCK

REDEEMABLE PREFERRED STOCK

    In April 1990, Halliburton Company, a major oil and gas services supplier, invested $3.0 million in a subordinated convertible debenture of the Company and received non-exclusive rights to market certain of the Company's new products and to incorporate them into Halliburton's product line. During June 1990, following approval by the Company's shareholders for the issuance of 600,000 shares of Series A redeemable preferred stock, par value $5.00 per share, the debenture was exchanged for 600,000 shares of Series A convertible preferred stock. The preferred stock was convertible into 600,000 shares of common stock. In September 1990 Halliburton invested an additional $1.0 million in a convertible debenture of the Company. In August 1991 the Company's shareholders authorized an additional 600,000 shares of preferred stock and Halliburton exchanged the $1.0 million debenture for 200,000 shares of such stock which were convertible into 200,000 shares of common stock. Redemption would have been at the greater of $5.00 per common share equivalent or the then market price for the common stock.

    In the consolidated balance sheet the preferred stock has been classified outside stockholders' equity in accordance with Rule 5-02.28 of Regulation S-X, which requires that preferred stock for which redemption may be required under any conditions beyond control of the issuer be classified outside of permanent equity.

    In 1994 the Company and Halliburton agreed to amend the conversion and redemption provisions of the 800,000 shares of the Company's preferred stock held by Halliburton. As amended, the preferred stock is convertible into 300,000 shares of the Company's common stock instead of 800,000 shares prior to the amendment. The Company continues to have the right to redeem the preferred stock at any time and also continues to be obligated to do so on the tenth anniversary of the amendment if the preferred stock is still held by Halliburton. The preferred stock continues to not be entitled to receive or accrue dividends unless the Company pays dividends on its common stock, and, as before the amendment, no interest accrues on the mandatory redemption amount. Also, the joint venture of the Company and Halliburton for the development and marketing of reservoir monitoring technology and services was terminated and the Company received a non-exclusive license for the use of certain reservoir monitoring technology patents.

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

    In 1993 the Company adopted a stock option plan for non-employee directors. Pursuant to the plan, each non-employee director is granted an option to purchase 5,000 shares of common stock upon initial election to the board. Exercise prices are set at the fair market value of the common stock on the date of the grant. Upon re-election to the Board, for each year to be served, each non-employee director is granted an option to purchase 2,500 shares of common stock at an exercise price set at the fair market value on the date of the grant. Pursuant to this plan, no options to purchase shares were issued in 1995 and options to purchase 12,500 shares at an exercise price of $4.50 per share were issued in 1994.

    Following is a summary of stock option activity for the three years ended December 31, 1995:

                                                                      Option Price (equal to Market
                                                                         Value at Date of Grant)
                                               Number              ------------------------------------
                                              of Shares               Per Share                 Total
                                              ---------            ---------------           ----------
Balance at January 1, 1993                      854,388            $2.00 to 4.88             $3,548,000
    Grants  . . . . . . . . . . . . . . .       219,500             3.50 to 3.75                819,000
    Cancellations   . . . . . . . . . . .       (32,500)            2.00 to 4.88               (128,000)
    Exercises   . . . . . . . . . . . . .       (12,000)            2.00 to 3.75                (35,000)
                                              ---------                                      ----------
Balance at December 31, 1993                  1,029,388             2.00 to 4.88              4,204,000
    Grants  . . . . . . . . . . . . . . .       105,000             4.50 to 7.13                601,000
    Cancellations   . . . . . . . . . . .       (50,109)            3.13 to 4.88               (206,000)
    Exercises   . . . . . . . . . . . . .      (285,017)            2.00 to 4.88             (1,067,000)
                                              ---------                                      ----------
Balance at December 31, 1994                    799,262                                       3,532,000
    Grants  . . . . . . . . . . . . . . .        95,000             2.25 to 5.00                236,000
    Expirations   . . . . . . . . . . . .      (175,387)            2.00 to 6.38               (721,000)
    Exercises   . . . . . . . . . . . . .       (63,750)            2.00 to 4.88               (223,000)
                                              ---------                                      ----------
Balance at December 31, 1995  . . . . . .       655,125                                      $2,824,000
                                              =========                                      ==========
Number of shares exercisable:
December 31, 1995 . . . . . . . . . . . .       545,000
                                              =========
December 31, 1994 . . . . . . . . . . . .       661,000
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

NEW ACCOUNTING STANDARD

    The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under the intrinsic value method in which no compensation cost has been recognized for stock option awards. Had compensation cost for the stock options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's pro forma net loss and loss per share for 1995 would have been ($25.2 million) and ($3.08), respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995 the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Accordingly, the implementation of SFAS No. 123 may have a material effect on the Company's financial statements and the pro forma disclosures in the notes thereto in future periods.

STOCK PURCHASE PLANS

    The Company has a stock purchase plan, which was adopted in 1991, under which employees and consultants to the Company can elect to receive shares of common stock as payment for compensation, services and expenses. Pursuant to the plan, the Company issued 249,953 and 100,000 shares in 1994 and 1993, respectively. The Company did not issue any shares in 1995. The

Company also has a noncontributory employee stock purchase plan for employees to purchase common stock through payroll deductions.

NOTE 6 - RETIREMENT AND COMPENSATION PLANS

    The Company maintains a qualified target benefit retirement plan that covers substantially all of its U.S. employees. Company contributions are based on percentages of employee compensation and are allocated to individual accounts for each employee. Employees may voluntarily supplement the Company's contribution to their accounts in amounts up to 10% of salary. Amounts charged to expense for Company contributions were $146,000, $221,000 and $228,000 in 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, the Company owed contributions to the plan of $177,000 and $300,000, respectively, which are included in accrued salaries and benefits and were paid subsequent to each year end.

    The Company also has a non-contributory employee stock ownership plan that covers substantially all of its U.S. employees. Company contributions are determined by the Board of Directors and can be made in stock or cash. In 1994 the Company accrued a $165,000 contribution, which was paid in 1994 with approximately 39,000 shares of common stock. In 1995 the Company accrued a $125,000 contribution, which was paid in 1996 with approximately 55,000 shares of common stock.

    The Company has similar retirement benefit plans, including employee stock ownership programs, covering employees of its foreign subsidiaries. Amounts charged to expense for these plans were $229,000, $226,000 and $213,000 in 1995, 1994 and 1993, respectively.

NOTE 7 - INFORMATION ABOUT OPERATIONS

Foreign Operations and Export Revenue

    Following is financial information for the Company's foreign subsidiaries.

                                                            Years Ended December 31,
                                              -----------------------------------------------------
                                                1995                   1994                  1993
                                              --------               --------              --------
                                                                 (In thousands)
Revenue . . . . . . . . . . . . . . . .       $ 10,745               $ 10,798              $ 11,244
                                              ========               ========              ========
Income (loss) from operations . . . . .       $ (2,868)              $ (1,480)             $    712
                                              ========               ========              ========
Identifiable assets . . . . . . . . . .       $  9,294               $  8,134              $  7,461
                                              ========               ========              ========

    U.S. export revenues by geographic area were as follows:

                                                            Years Ended December 31,
                                              -----------------------------------------------------
                                                1995                  1994                   1993
                                              --------              --------               --------
                                                                 (In thousands)
Far East  . . . . . . . . . . . . . . .       $  1,631              $  3,052               $  2,175
Middle East . . . . . . . . . . . . . .             47                   524                    224
Europe  . . . . . . . . . . . . . . . .          1,191                   345                  1,235
Central and South America . . . . . . .          2,297                 3,534                  3,262
Canada  . . . . . . . . . . . . . . . .             63                   111                    352
Other . . . . . . . . . . . . . . . . .             33                   ---                     16
                                              --------              --------               --------
                                              $  5,262              $  7,566               $  7,264
                                              ========              ========               ========

INDUSTRY SEGMENT INFORMATION

    The Company operates in two significant industry segments. The Company's principal operations are in the oil and gas software and services industry. The other segment is the Company's Kinesix Division, which markets Sammi, a graphic user interface for use in various industries, including the aerospace, process control and manufacturing industries.

    Following is industry segment information for 1995, 1994 and 1993:

                                          Oil and Gas
                                           Software              Graphic
                                             and                  User             Corporate
                                           Services             Interface         Headquarters        Consolidated
                                          -----------           ---------         ------------        -------------
                                                                       (In thousands)
Year Ended December 31, 1995:
    Revenue   . . . . . . . . . . . . .    $ 22,107              $ 2,036                                $ 24,143
                                           ========              =======                                ========
    Income from operations  . . . . . .    $(19,279)             $(5,206)                               $(24,485)
                                           ========              =======                                ========
    Depreciation and amortization   . .    $  5,046              $ 1,225                                $  6,271
                                           ========              =======                                ========
    Capital expenditures, including
    capitalization software costs . . .    $  5,168              $ 1,117                                $  6,285
                                           ========              =======                                ========
    Identifiable assets   . . . . . . .    $ 20,058              $ 2,658            $  1,196            $ 23,912
                                           ========              =======            ========            ========
Year Ended December 31, 1994:
    Revenue   . . . . . . . . . . . . .    $ 24,620              $ 3,289                                $ 27,909
                                           ========              =======                                ========
    Income from operations  . . . . . .    $ (3,955)             $  (208)                               $ (4,163)
                                           ========              =======                                ========
    Depreciation and amortization   . .    $  4,232              $ 1,097                                $  5,329
                                           ========              =======                                ========
    Capital expenditures, including
    capitalization software costs . . .    $  4,731              $ 1,661                                $  6,392
                                           ========              =======                                ========
    Identifiable assets   . . . . . . .    $ 36,712              $ 6,632            $  1,200            $ 44,544
                                           ========              =======            ========            ========

Year Ended December 31, 1993:
    Revenues  . . . . . . . . . . . . .    $ 26,160              $ 4,154                                $ 30,314
                                           ========              =======                                ========
    Income from operations  . . . . . .    $  2,244              $   648                                $  2,892
                                           ========              =======                                ========
    Depreciation and amortization   . .    $  3,935              $   823                                $  4,758
                                           ========              =======                                ========
    Capital expenditures, including
    capitalization software costs . . .    $  4,275              $ 1,304                                $  5,579
                                           ========              =======            ========            ========
    Identifiable assets   . . . . . . .    $ 39,097              $ 5,642            $  1,164            $ 45,903
                                           ========              =======            ========            ========

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

    At December 31, 1995 and 1994, accounts receivable, net of doubtful accounts and work in progress, related to the following customer groups:


                                                       United States            Foreign                Total
                                                       -------------            --------              --------
                                                                             (In thousands)
December 31, 1995:
    Companies   . . . . . . . . . . . . . . . . . .       $  1,943              $  5,842              $  7,785
    Governments and national
    petroleum companies  . . . . . . . . . . . . .            168                 1,606                 1,774
    Government contractors  . . . . . . . . . . . .             63                   ---                    63
                                                          --------              --------              --------
                                                          $  2,174              $  7,448              $  9,622
                                                          ========              ========              ========
December 31, 1994:
    Companies   . . . . . . . . . . . . . . . . . .       $  1,930              $  5,258              $  7,188
    Governments and national
    petroleum companies  . . . . . . . . . . . . .             71                 3,395                 3,466
    Government contractors  . . . . . . . . . . . .            462                     2                   464
                                                          --------              --------              --------
                                                          $  2,463              $  8,655              $ 11,118
                                                          ========              ========              ========

NOTE 8 - LEASE COMMITMENTS

    At December 31, 1995 the Company's minimum rental commitments under operating leases for office space and equipment were as follows:

                        Year                     Amount
                 ----------------            --------------
                                             (In thousands)
                 1996                             $1,380
                 1997                              1,076
                 1998                                345
                 1999                                307
                 2000                                298
                 Thereafter                          988

    Total rent expense amounted to $1.4 million in each of 1995, 1994 and 1993.

    The above minimum rental commitments include certain amounts that have been recorded in the balance sheet as long-term accrued lease obligations of $333,000 and $720,000 at December 31, 1995 and 1994, respectively, and short-term accrued lease obligations of $375,000 and $570,000 at December 31, 1995 and 1994, respectively. When these amounts are paid, they will be recorded as a reduction of the accrued lease obligations liability and will not result in expense in the Statement of Operations. The accrued lease obligations relate to differences in the timing of reportable rental expense for accounting purposes and the timing of cash receipts and disbursements in connection with several office lease transactions. The accrued lease obligations will be retired as follows: $403,000 in 1996, $287,000 in 1997, $32,000 in 1998 and $8,000 in 1999. These amounts include approximately $21,000 in interest expense that will be recognized representing the total discount to present value of accrued lease obligations.

NOTE 9 - CLAIMS AND CONTINGENCIES

    To the knowledge of management, the only claims pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company or its financial condition are the following:

    Marshall Wolf, on his behalf and on behalf of all others similarly situated vs. E. A. Breitenbach, R. J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc. On October 5, 1995, a claim was filed in the United States District Court for the District of Colorado alleging that the Defendants, who include the President and Chief Executive Officer of the Company, its Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff seeks to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 30, 1994 through July 10, 1995, with certain exclusions. It is the opinion of the Company and its counsel that the claim is without merit and it is the intention of the Company and the other Defendants to vigorously defend the claim.

    Arbitration Number 70T 181 0038 96 D; Kinesix, a division of Scientific Software-Intercomp, Inc. and Kinesix (Europe) Ltd., an English Company - Houston, Texas. The Company, through Kinesix, a division of the Company, entered into a Territory Distributor Agreement with Kinesix (Europe) Ltd. ("KEL"), an unaffiliated entity located in London, U.K. The Distributor Agreement required under most circumstances a decision from the American Arbitration Association ("AAA") before its termination could be effective. On March 4, 1996 the Company commenced arbitration seeking declaration of termination of the Distributor Agreement and money due the Company in excess of $200,000. Thereafter, KEL in writing advised its customer base that it had ceased to trade in Kinesix products. As a result of this action by KEL and pursuant to the Distributor Agreement, the Company has declared the Distributor Agreement terminated without the requirement of arbitration. In the interim, on April 1, 1996 KEL filed an answer and counterclaim with the AAA and asserts damages that exceed $1 million without substantiation. In the opinion of management, KEL is asserting these claims in an attempt to avoid its obligations to the Company and any damages KEL may have suffered are more than offset by the money due the Company from KEL.

    Other assets at December 31, 1994 includes $470,000 related to a claim for costs incurred pursuant to a gas pipeline project in India. Depending on the amount collected on a claim by the primary contractor against the ultimate customer, the Company could receive up to $1.4 million. The full amount of $470,000 has been written off as of December 31, 1995.

    In 1994 the Company settled a lawsuit against Central Hispano Banco (U.K.) Limited (the "Bank") seeking a declaratory judgment on whether the Company was liable on the Bank's claim of $473,000 representing unpaid rent under a computer lease that was assigned to the Bank by the now bankrupt lessor. The settlement, which is subject to court approval, did not result in a material gain or loss.

    The Company's long-term services contracts generally include provisions for penalty charges for delay in the completion of contracts. Certain contracts in progress at December 31, 1995 have not been subsequently completed by the scheduled dates. Management believes that the delays were not caused by the Company and that no significant penalties will be incurred.

NOTE 10 - FOURTH QUARTER ADJUSTMENTS

    In January 1996 the Company appointed George Steel as president and chief operating officer. Following this change, Mr. Steel and management undertook a review of the Company's policies regarding capitalized software costs, bad debt reserves and expense accruals. As a result of this review, the Company made the following fourth quarter adjustments:

                                                                 In Thousands
                                                                 ------------
Reduction of capitalized software costs                            $ (17,917)
Increase in bad debt reserve provision                                (3,192)
Expense accruals and other adjustments                                (1,625)
                                                                   ---------
Total fourth quarter adjustments                                   $ (22,734)
                                                                   =========

REDUCTION OF CAPITALIZED SOFTWARE COSTS

    Early in 1996, the Company appointed George Steel as president and chief operating officer. Following this change, Mr. Steel and management undertook a review of the Company's policies regarding capitalized software development costs. The Company concluded that it had not been realizing an adequate return on its capitalized software development costs; that the rate of technological change applicable to the Company's software products was accelerating; and that accordingly the value of its capitalized software was impaired. As a result the Company has made a one-time reduction of the carrying value of capitalized software costs by $17,917,000 effective December 31, 1995.

    The $17,917,000 capitalized software development cost reduction was determined by an evaluation of each of the Company's principal software products. The evaluation included a projection of the future revenue streams from the products with those projected revenue streams adjusted using historical variance factors derived from previous forecasts. The revenue streams were also reduced to reflect normal costs of developing, maintaining and marketing software in order to project a reasonable return to the Company on its software investment.

    In addition to the one-time reduction of capitalized software development costs, the Company has reduced the estimated lives of its capitalized software from 7-13 years to a new life, beginning in 1996, of 5 years. Such reduced life reflects anticipated continued increased technological change along with an anticipated continued requirement of the Company to expend significant funds for software development in order to remain competitive in its marketplace.

    Management has also developed a new policy to limit future capitalization of software development costs. It is anticipated that annual amounts of software capitalization will represent a substantially lower percentage of total research and development costs and will approximately equal the annual amortization of capitalized software costs of approximately $2 million per year.

    In addition, the Company combined four small cost pools into one pool for related products to more correctly follow the future marketing and development strategy for the products.

INCREASE IN BAD DEBT RESERVE PROVISION

    During 1995 and in January 1996 the Company established a policy that required stringent review of accounts receivable over six months old. As a result of this new policy, in the fourth quarter of 1995 the Company increased its 1995 provision for doubtful accounts by $3,192,000, The Company has determined that the chance is remote that it will be able to collect accounts receivable of $4,110,412. In the December 31, 1995 balance sheet the Company has written off this accounts receivable balance. The provision for doubtful accounts of $3,192,000 almost entirely consists of transactions recognized in 1995 including $1,561,000 from a foreign consulting project and $487,000 from a software sale on which the payments have been significantly delayed.

EXPENSE ACCRUALS AND OTHER ADJUSTMENTS

    The Company also reviewed the status of various consulting and software development projects. As a consequence, the Company made a $400,000 provision for costs to complete certain projects. The Company has also written off costs of development and consulting projects it does not expect to be able to bill and collect for $372,000. The Company also accrued various expense items in the fourth quarter totaling $853,000.

NOTE 11 - SUBSEQUENT EVENTS

    The Company is in the final stages of completing a financing and a restructuring of its bank line. The following summarizes the various transactions involved in the financing and loan restructuring.

LINDNER FUNDS INVESTMENT

    The Company has received a commitment from Lindner Funds, the Company's largest shareholder, to invest $5 million in the Company. The Company will issue Lindner a senior secured note payable in five years bearing an interest rate of 7% requiring semi-annual interest payments. The Note will be secured by a first lien on all of the assets of the Company exclusive of sufficient accounts receivable necessary to support a $1.5 million line of credit from its primary bank, with a second lien for Lindner Funds on those receivables. The collateralized assets will be shared with Renaissance Capital Partners II, Ltd. on a prorated basis.

    The Company will also issue to the Lindner Funds warrants to purchase 1.5 million shares of SSI no par value common stock at $3.00 per share for five years.

    The Company's Board of Directors has approved this transaction and it is expected to close in the very near future.

    The Company will use the proceeds to pay off the existing $2,870,000 outstanding on the Company's Bank Revolving Line of Credit, pay off the balance owed on the Company's United Kingdom subsidiary bank line of credit, purchase some necessary computer equipment and for general working capital needs.

    The implementation of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," on the proposed transactions with Lindner Funds and Renaissance may give rise to a potential material accounting expense to the Company as a result of the value of the warrants. The Company may evaluate alternative structures to the transactions.

RESTRUCTURING OF CONVERTIBLE DEBENTURES

    Renaissance Capital Partners II, Ltd.( Renaissance) has committed to convert $250,000 principal of its convertible debentures into 282,218 shares of common stock and convert the balance of $1,500,000 principal into a senior secured note on terms and conditions substantially identical to the Lindner Funds senior secured note explained above. The Note will be secured by a first lien on all of the assets of the Company exclusive of sufficient accounts receivable necessary to support a $1.5 million line of credit from its primary bank, with a second lien on those receivables. Renaissance will share the collateral position with Lindner Funds on a prorata basis.

    The Company will also issue to Renaissance warrants to purchase 450,000 shares of SSI no par value common stock at $3.00 per share for five years. With the conversion of a portion of its convertible debenture into 282,218 shares of common stock and the 450,000 warrants, Renaissance has the rights to acquire 732,218 shares, which is exactly the number currently available to Renaissance under its convertible debentures.

    The Company's Board of Directors has approved this transaction and it is expected to close in the very near future.

RESTRUCTURING OF BANK REVOLVING LINE OF CREDIT

    The Company has received commitments from its primary bank and the Export-Import Bank of the United States to restructure and renew its primary bank line of credit to April 15, 1997. Under the terms of the agreement, the Company will pay off the existing $2,870,000 outstanding on the Company's bank revolving line of credit and pay off the balance owed on the Company's United

Kingdom subsidiary bank line of credit. The bank will establish a revolving credit facility pursuant to which the Company may utilize up to $1.5 million for: (a) short-term borrowings for working capital purposes, and (b) the issuance of letters of credit for bid guarantees, performance bonds and advance payment guarantees.

    The Company's Board of Directors has approved this transaction and it is expected to close in the very near future.

FINANCIAL STATEMENT SCHEDULES

                                  SCHEDULE II

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.

                               VALUATION RESERVES

                                                                                Deductions
                                                                               (Write-offs
                                                             Additions              of
                                          Balance at         Charged to         Previously           Balance at
                                          Beginning          Costs and           Reserved              End of
                                          of Period           Expenses           Amounts)              Period
                                          ----------         ----------        -----------           ----------
Allowance for doubtful accounts:
Years Ended December 31,
    1995                                 $4,617,000          $3,304,000         $(4,110,000)         $3,811,000
                                         ==========          ==========         ===========          ==========
    1994                                 $  831,000          $5,917,000         $(2,131,000)         $4,617,000
                                         ==========          ==========         ===========          ==========
    1993                                 $  682,000          $  165,000         $   (16,000)         $  831,000
                                         ==========          ==========         ===========          ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On September 24, 1993 the Board of Directors of the Company approved the engagement of Hein + Associates LLP, Denver, Colorado, to audit and report on the Company's financial statements for the year ended December 31, 1993. On August 5, 1993 the Company received the resignation of Ernst & Young, Denver, Colorado, as the Company's previous auditors.

    No consultation occurred between the Company and Hein + Associates during the fiscal years ended December 31, 1992 and 1991 and any subsequent interim period prior to Hein + Associates' appointment regarding the application of accounting principles, the type of opinion, or other information considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

    In the fourth quarter of 1994, certain VARs of the Company's Pipeline and Facilities Division did not pay fixed fees when due for certain software licensed for use on specific projects for specific customers and also certain minimum fixed fees for rights of general marketing.

    In connection with the non-payment by VARs of minimum fixed fees, which had been recognized by the Company as revenue in 1994, the Company conducted in 1995 an investigation and discovered that certain persons in its Pipeline and Facilities Division had indicated in writing to some of the VARs in connection with thirteen contracts involving aggregate payments of $2,331,000 that payment of the fixed fees would not be required under specified conditions, generally related to whether the VARs were successful in sublicensing the software to specific customers for use on specific projects or to other customers of the VARs. Most of such written representations were signed by Division employees who are no longer employed by and have no present association with the Company.

    Upon learning of the foregoing written representations, and after consultation with the Company's auditors, Hein + Associates, the Audit Committee of the Board of Directors of the Company on April 27, 1995 appointed a Special Committee consisting of an outside Director, the Company's outside principal legal counsel and its Chief Financial Officer to investigate the circumstances related to these representations and the related VAR agreements. During the following two months the Committee interviewed thirty current and former Company employees and extensively reviewed

Company files. Hein + Associates was kept informed throughout of the results of the investigation and from time to time made suggestions to the Special Committee for particular inquiries, which suggestions were followed.

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

    On September 22, 1995, the Board of Directors of the Company approved the selection of Ehrhardt Keefe Steiner & Hottman PC as its auditors.

                                    PART III

    Items 10, 11, 12 and 13 of Part III (except for information required with respect to executive officers of the Company which is set forth under Item 1,
Part I of this report) have been omitted from this report. The Company will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 1995, a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors. The Information required by Items 10, 11, 12, and 13 of this report will appear in the definitive proxy statement and is incorporated by reference thereto into
Part III of this report.

                                    PART IV

         ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

            3.4 Certificate of Correction to the Articles of Amendment to the Articles of Incorporation of the Company dated October 23, 1985 (filed as Exhibit 3.4 to the Company's Report on Form 10- K for the year ended December 31, 1985, and incorporated herein by reference).

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

            3.10 Articles of Amendment to Articles of Incorporation of the Company dated December 14, 1994 increasing the number of shares of authorized stock (filed as Exhibit 3.10 to the Company's Report on Form 10-K/A for the year ended December 31, 1994, and incorporated herein by reference).

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

            10.10 Stock Purchase Plan as amended in September 1991, to increase the number of shares of common stock, no par value, to 350,000 (filed with the Company's Registration Statement on Form S- 8, Registration No. 3-41463, and incorporated herein by reference).

            10.11 Promissory Note and security agreement by and between Scientific Software-Intercomp, Inc., and E. A. Breitenbach dated June 13, 1991 (filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

            10.12 Letter Agreement between Renaissance Capital Partners II, Ltd. and Scientific Software- Intercomp, Inc., regarding a $500,000 standby line of credit dated November 3, 1993 (filed as Exhibit 10.13 to the Company's Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

            10.13 Employees Stock Ownership Plan and Trust as restated on January 1, 1989 (filed as Exhibit 10.28 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

            10.14 Target Benefit Plan as restated on January 1, 1989 (filed as Exhibit 10.29 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

            10.15 First Interstate Bank of Denver, N.A. Defined Contribution Master Plan and Trust Agreement (filed as Exhibit 10.30 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

            10.16 Adoption Agreement #001 Nonstandardized Code Section 401(K) Profit Sharing Plan dated July 1, 1990 (filed as Exhibit
                    10.31 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

            10.17 Commission Plan for Jim Duckworth for 1995 dated March 23, 1994 (filed as Exhibit 10.32 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

            10.18 Scientific Software-Intercomp, Inc. Deferred Compensation Plan (filed as Exhibit 10.33 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

            10.19 Letter Agreement between Hong Kong Bank of Canada and Intercomp Resource Development and Engineering Ltd. dated August 3, 1993, regarding certain revolving operating loans to Intercomp Resource Development and Engineering Ltd. (filed as Exhibit 10.34 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

            10.20 Stock Appreciation Rights Plan (filed as Exhibit 10.35 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

            10.21 Letter of Intent between Halliburton Company and Scientific Software-Intercomp, Inc. dated April 22, 1994 (filed as
                    Exhibit 10.36 to the Company's Amendment to Form S-1 dated June 3, 1994 and incorporated herein by reference).

            10.22 Business Loan Agreement for $6.5 million dated September 20, 1994, between Bank One, Boulder, N.A. and Scientific Software-Intercomp, Inc., including Working Capital Guarantee Agreement dated September 29, 1994, between Bank One, Boulder, N.A. and Export-Import Bank of the United States referred to as "Exhibit B" (filed as Exhibit 10.37 to the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

            10.23 Promissory Note of Scientific Software-Intercomp, Inc. to Bank One, Boulder, N.A. for $5,000,000, dated September 20, 1994 (filed as Exhibit 10.38 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

            10.24 Promissory Note of Scientific Software-Intercomp, Inc. to Bank One, Boulder, N.A. for $1,500,000, dated September 20, 1994 (filed as Exhibit 10.39 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

            10.25 Letter Agreement between Scientific Software-Intercomp (U.K.) Limited and Lloyds Bank Commercial Service dated December 30, 1994 (filed as Exhibit 10.40 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

            10.26 Change in Terms Agreement between Scientific Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated May 30, 1995, extending maturity to July 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.41 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

            10.27 Change in Terms Agreement between Scientific Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated July 15, 1995, extending maturity to August 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit
                    10.42 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

            10.28 Change in Terms Agreement between Scientific Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated August 15, 1995, extending maturity to September 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994(filed as Exhibit
                    10.43 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference)..

            10.29 Change in Terms Agreement between Scientific Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated September 15, 1995, extending maturity to September 30, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.44 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

            10.30 Change in Terms Agreement between Scientific Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated September 30, 1995, extending maturity to October 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit
                    10.45 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

            10.31 Business Loan Agreement for $5.13 million dated October 15, 1995, renewing maturity to March 30, 1996, between Bank One, Boulder, N.A. and Scientific Software-Intercomp, Inc., including Working Capital Guarantee Agreement dated September 21, 1995, between Bank One, Boulder, N.A. and Export-Import Bank of the United States referred to as "Exhibit B" (filed as Exhibit 10.46 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

            10.32 Change in Terms Agreement between Scientific Software-Intercomp, Inc. to Bank One, Boulder, N.A., dated November 15, 1995, in the amount of $500,000.00 relating to original Business Loan Agreement in the amount of $5.13 million, dated October 15, 1995 (filed as Exhibit 10.47 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

            10.33 Letter of Commitment From Lindner Funds dated March 29, 1996 evidencing the commitment to provide the Company with a loan of $5 million.

            10.34 Letter of Commitment From Renaissance Capital Group, Inc. dated April 4, 1996 to restructure its convertible debentures.

            10.35 Letter of Commitment From Bank One dated April 8, 1996 to restructure and extend a revolving line of credit in the amount of $1.5 million through April 15, 1997.

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



Date:    April 12, 1996



                                        SCIENTIFIC SOFTWARE-INTERCOMP, INC.



April 12, 1996                          /s/ E. A. Breitenbach
                                        ------------------------------
                                        E. A. Breitenbach
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer (a principal
                                        executive officer and directors)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ E. A. Breitenbach                                  April 12, 1996
- ---------------------------------------------
E. A. Breitenbach, Chairman of the Board of
Directors, Chief Executive Officer (a
principal executive officer and director)

/s/ George Steel                                       April 12, 1996
- ---------------------------------------------
George Steel, President, Chief Operating Officer,
Director (a principal executive officer and
director)

/s/ William B. Nichols                                 April 12, 1996
- ---------------------------------------------
William B. Nichols, Director

/s/ Edward O. Price                                    April 12, 1996
- ---------------------------------------------
Edward O. Price, Director

/s/ Ronald J. Hottovy                                  April 12, 1996
- ---------------------------------------------
Ronald J. Hottovy, Executive Vice President-
Chief Financial Officer, Treasurer,
Secretary (principal accounting officer)

                                EXHIBIT INDEX

Exhibit                                                                          Page
Number                           Exhibit Description                              No.
- -------                          -------------------                             ----
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

3.10 Articles of Amendment to Articles of Incorporation of the Company dated December 14, 1994 increasing the number of shares of authorized stock (filed as Exhibit 3.10 to the Company's Report on Form 10- K/A for the year ended December 31, 1994, and incorporated herein by reference).

4.1         Agreement for Purchase and Sale of Debenture dated September 24,
            1990, by and between Halliburton Company and Scientific
            Software-Intercomp, Inc. (filed as Exhibit 4.6 to the Company's
            Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).


Exhibit                                                                          Page
Number                           Exhibit Description                              No.
- -------                          -------------------                             ----
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


Exhibit                                                                          Page
Number                           Exhibit Description                              No.
- -------                          -------------------                             ----
10.6        Bonus Plan dated June 22, 1990, between the registrant and E. A.
            Breitenbach,  (filed as Exhibit 10.9 to the Company's Report on
            Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

10.7        Operating Agreement dated April 26, 1990, by and between
            Halliburton Company and Scientific Software- Intercomp, Inc. (filed as Exhibit 10.11 to the Company's Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

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

10.11       Promissory Note and security agreement by and between Scientific
            Software-Intercomp, Inc., and E. A.  Breitenbach dated June 13,
            1991 (filed as Exhibit 4.12 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1990, and incorporated herein by reference).

10.12       Letter Agreement between Renaissance Capital Partners II, Ltd. and
            Scientific Software-Intercomp, Inc., regarding a $500,000 standby line of credit dated November 3, 1993 (filed as Exhibit 10.13 to the Company's Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

10.13       Employees Stock Ownership Plan and Trust as restated on January 1,
            1989 (filed as Exhibit 10.28 to the Company's Form S-1 dated May 9,
            1994 and incorporated herein by reference).

10.14       Target Benefit Plan as restated on January 1, 1989 (filed as
            Exhibit 10.29 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.15       First Interstate Bank of Denver, N.A. Defined Contribution Master
            Plan and Trust Agreement  (filed as Exhibit 10.30 to the Company's
            Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.16       Adoption Agreement #001 Nonstandardized Code Section 401(K) Profit
            Sharing Plan dated July 1, 1990 (filed as Exhibit 10.31 to the
            Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.17       Commission Plan for Jim Duckworth for 1995 dated March 23, 1994
            (filed as Exhibit 10.32 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.18       Scientific Software-Intercomp, Inc. Deferred Compensation Plan
            (filed as Exhibit 10.33 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).


Exhibit                                                                          Page
Number                           Exhibit Description                              No.
- -------                          -------------------                             ----
10.19       Letter Agreement between Hong Kong Bank of Canada and Intercomp
            Resource Development and Engineering Ltd. dated August 3, 1993, regarding certain revolving operating loans to Intercomp Resource
            Development and Engineering Ltd. (filed as Exhibit 10.34 to the
            Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.20       Stock Appreciation Rights Plan (filed as Exhibit 10.35 to the
            Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

10.21       Letter of Intent between Halliburton Company and Scientific
            Software-Intercomp, Inc. dated April 22, 1994 (filed as Exhibit
            10.36 to the Company's Amendment to Form S-1 dated June 3, 1994 and incorporated herein by reference).

10.22 Business Loan Agreement for $6.5 million dated September 20, 1994, between Bank One, Boulder, N.A. and Scientific Software-Intercomp,
            Inc., including Working Capital Guarantee Agreement dated September
            29, 1994, between Bank One, Boulder, N.A. and Export-Import Bank of the United States referred to as "Exhibit B" (filed as Exhibit
            10.37 to the Company's Report on Form 10-K for the year ended
            December 31, 1994, and incorporated herein by reference).

10.23       Promissory Note of Scientific Software-Intercomp, Inc. to Bank One,
            Boulder, N.A. for $5,000,000, dated September 20, 1994 (filed as
            Exhibit 10.38 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

10.24       Promissory Note of Scientific Software-Intercomp, Inc. to Bank One,
            Boulder, N.A. for $1,500,000, dated September 20, 1994 (filed as
            Exhibit 10.39 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

10.25       Letter Agreement between Scientific Software-Intercomp (U.K.)
            Limited and Lloyds Bank Commercial Service dated December 30, 1994
            (filed as Exhibit 10.40 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

10.26       Change in Terms Agreement between Scientific Software-Intercomp,
            Inc. to Bank One, Boulder, N.A., dated May 30, 1995, extending maturity to July 15, 1995 relating to original Business Loan
            Agreement in the amount of $6.5 million, dated September 20, 1994
            (filed as Exhibit 10.41 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

10.27       Change in Terms Agreement between Scientific Software-Intercomp,
            Inc. to Bank One, Boulder, N.A., dated July 15, 1995, extending maturity to August 15, 1995 relating to original Business Loan
            Agreement in the amount of $6.5 million, dated September 20, 1994
            (filed as Exhibit 10.42 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

10.28       Change in Terms Agreement between Scientific Software-Intercomp,
            Inc. to Bank One, Boulder, N.A., dated August 15, 1995, extending maturity to September 15, 1995 relating to original Business Loan
            Agreement in the amount of $6.5 million, dated September 20, 1994(filed as Exhibit 10.43 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).


Exhibit                                                                          Page
Number                           Exhibit Description                              No.
- -------                          -------------------                             ----
10.29       Change in Terms Agreement between Scientific Software-Intercomp,
            Inc. to Bank One, Boulder, N.A., dated September 15, 1995, extending maturity to September 30, 1995 relating to original
            Business Loan Agreement in the amount of $6.5 million, dated
            September 20, 1994 (filed as Exhibit 10.44 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

10.30       Change in Terms Agreement between Scientific Software-Intercomp,
            Inc. to Bank One, Boulder, N.A., dated September 30, 1995, extending maturity to October 15, 1995 relating to original
            Business Loan Agreement in the amount of $6.5 million, dated
            September 20, 1994 (filed as Exhibit 10.45 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

10.31 Business Loan Agreement for $5.13 million dated October 15, 1995, renewing maturity to March 30, 1996, between Bank One, Boulder,
            N.A. and Scientific Software-Intercomp, Inc., including Working
            Capital Guarantee Agreement dated September 21, 1995, between Bank
            One, Boulder, N.A. and Export- Import Bank of the United States referred to as "Exhibit B" (filed as Exhibit 10.46 to the Company's
            Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

10.32       Change in Terms Agreement between Scientific Software-Intercomp,
            Inc. to Bank One, Boulder, N.A., dated November 15, 1995, in the amount of $500,000.00 relating to original Business Loan Agreement in the amount of $5.13 million, dated October 15, 1995 (filed as Exhibit 10.47 to the Company's Report on Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

10.33       Letter of Commitment From Lindner Funds dated March 29 ,1996 evidencing the commitment to provide the Company with a loan of $5 million.

10.34       Letter of Commitment From Renaissance Capital Group, Inc. dated
            April 4, 1996 to restructure its convertible debentures.

10.35 Letter of Commitment From Bank One dated April 8, 1996 to restructure and extend a revolving line of credit in the amount of $1.5 million through April 15, 1997.

21          Subsidiaries of the Company

23.1        Consent of Ehrhardt Keefe Steiner & Hottman PC

23.2        Consent of Hein + Associates LLP
