Form 10-Q
period 1996-03-31
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1996-05-15
CIK 87822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 1996

                                       OR

            (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(D)
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                 1801 CALIFORNIA STREET, DENVER, COLORADO 80202
          -----------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (303) 292-1111
              ---------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


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

                               YES   X    NO
                                    ---      ---

 NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE OUTSTANDING AT APRIL 30, 1996:
                                   8,633,325
                                ---------------
                       (This form 10-Q includes 13 pages)

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1996
         AND DECEMBER 31, 1995                                           3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE MONTHS ENDED MARCH 31, 1996 AND 1995                      4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         THREE MONTHS ENDED MARCH 31, 1996 AND 1995                      5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9

PART II.  OTHER INFORMATION                                             13

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  March 31, December 31,
                                                                                    1996        1995
                                                                                  --------  ------------
                                     ASSETS
Current Assets
  Cash and cash equivalents ...................................................   $    342    $    419
  Accounts receivable, net of allowance for doubtful
    accounts of $3,558 and $3,811 .............................................      5,497       6,614
  Work in progress ............................................................      3,464       3,008
  Other current assets ........................................................        405         423
                                                                                  --------    --------
      Total current assets ....................................................      9,708      10,464
                                                                                  --------    --------


Software, net of accumulated amortization and write-down of
  $31,024 and $30,924 .........................................................     10,190      10,190

Property and Equipment, net of accumulated depreciation
  and amortization of $6,397 and $6,223 .......................................      1,238       1,416

Other Assets ..................................................................      1,815       1,842
                                                                                  --------    --------
                                                                                    22,951      23,912
                                                                                  ========    ========

                    LIABILITIES, REDEEMABLE PREFERRED STOCK,
                            AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note payable and current portion of long-term obligations ...................        495         382
  Note payable to bank ........................................................      2,870       2,870
  Accounts payable ............................................................      3,155       3,375
  Accrued salaries and fringe benefits ........................................      1,259       1,157
  Accrued lease obligations ...................................................        331         375
  Deferred maintenance and other revenue ......................................      2,911       2,712
  Other current liabilities ...................................................      2,360       2,684
                                                                                  --------    --------
     Total current liabilities ................................................     13,381      13,555
Accrued Lease Obligations .....................................................        287         333
Long-Term Obligations .........................................................        275         284
Convertible Debentures ........................................................      1,600       1,630

Redeemable Preferred Stock
  Series A Convertible Preferred Stock, $5 par value;
  1,200,000 shares authorized, 800,000 shares issued and
  outstanding .................................................................      4,000       4,000

Stockholders' Equity
  Common stock, no par value; $.10 stated value;
  25,000,000 shares authorized, 8,290,000 and
  8,256,000 shares issued and outstanding .....................................        829         825
  Paid-in capital .............................................................     48,944      48,850
  Accumulated deficit .........................................................    (45,769)    (44,970)
  Cumulative foreign currency translation adjustment ..........................       (596)       (595)
                                                                                  --------    --------
      Total stockholders' equity ..............................................      3,408       4,110
                                                                                  --------    --------

                                                                                  $ 22,951    $ 23,912
                                                                                  ========    ========

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                           Three Months Ended
                                                                March 31
                                                         ----------------------
                                                           1996          1995
                                                         -------        -------
REVENUE
  Consulting and training ........................       $ 2,977        $ 3,895
  Licenses and maintenance .......................         1,808          2,795
  Other ..........................................           107            164
                                                         -------        -------
                                                           4,892          6,854
                                                         -------        -------

COSTS AND EXPENSES
  Costs of consulting and training ...............         2,518          2,879
  Costs of licenses and maintenance,
    including software amortization of
    $500 and $1,375 ..............................         1,950          1,897
  Contract cost accruals (reversals) .............            (9)          --
  Costs of other revenue .........................            64             64
  Selling, general and administrative ............         1,022          1,770
  Software research and development ..............            70             77
                                                         -------        -------
                                                           5,615          6,687
                                                         -------        -------

INCOME FROM OPERATIONS ...........................          (723)           167

Other Income (Expense)
  Interest income (expense) ......................           (63)           (50)
  Foreign exchange gains (losses) ................            (3)            (4)
                                                         -------        -------

Income Before Income Taxes .......................          (789)           113

Provision For Income Taxes .......................            10             50
                                                         -------        -------

NET INCOME (LOSS) ................................          (799)            63
                                                         =======        =======

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding ...........         8,185          8,606
                                                         =======        =======

Income (Loss)Per Common and Common
  Equivalent Share ...............................          (.10)           .01
                                                         =======        =======

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              ------------------
                                                                               1996        1995
                                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .............................................................   $  (799)   $    63
                                                                              -------    -------
   Adjustments:
      Depreciation and amortization .......................................       644      1,626
      Provision for losses on accounts receivable .........................      (253)        69
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable
         and work in progress .............................................       914       (360)
      Increase in other assets ............................................        45        311
      (Decrease) in accounts payable and
         accrued expenses .................................................      (442)      (861)
      (Decrease) in accrued lease obligations .............................       (90)      (311)
      Increase (decrease) in deferred revenue .............................       199       (275)
                                                                              -------    -------
         Total adjustments ................................................     1,017        199
                                                                              -------    -------
         Net cash provided by operating activities ........................       218        262
                                                                              -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capitalized software costs .............................................      (500)    (1,445)
   Purchases of equipment .................................................         4       (200)
                                                                              -------    -------
        Net cash (utilized in) investing activities .......................      (496)    (1,645)
                                                                              -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sales of common stock ..................................................        98        201
   Bank borrowings ........................................................      --        1,150
   Proceeds from (repayments of) other obligations ........................       104        (65)
                                                                              -------    -------
        Net cash provided by financing activities .........................       202      1,286
                                                                              -------    -------

Effect of exchange rates on cash ..........................................        (1)         4
                                                                              -------    -------

Net (decrease) in cash and cash equivalents ...............................       (77)       (93)
Cash and cash equivalents at beginning of period ..........................       419        588
                                                                              -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       342        495
                                                                              =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
   Interest, net of amounts capitalized ...................................        70         57
   Income taxes ...........................................................      --         --

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                        NOTES TO CONSOLIDATED FINANCIAL

STATEMENTS NOTE 1 - UNAUDITED INTERIM INFORMATION

    This report includes the consolidated financial statements of Scientific Software-Intercomp, Inc., and its wholly- owned subsidiaries. The consolidated balance sheet as of December 31, 1995 is excerpted from the audited financial statements for the year then ended. The consolidated financial statements for the interim periods ended March 31, 1996 and 1995 reflect all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows, as of the dates and for the periods presented. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

    Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among others, the financial strength and competitive pricing environment of the oil and gas service industry, product demand, market acceptance and new product development. Those and other risks are described in the Company's filings with the Securities and Exchange Commission.

    The Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE 2 - BANK CREDIT AGREEMENT.

PRIMARY BANK LINE OF CREDIT, OCTOBER 15, 1995 - MARCH 31, 1996.

    Effective October 15, 1995 the Company renewed its primary bank line of credit to March 31, 1996, which includes a loan agreement with the bank that provides for a revolving credit facility pursuant to which the Company may utilize up to $5.13 million for: (a) short-term borrowings for working capital purposes and (b) the issuance of letters of credit for bid guarantees, performance bonds and advance payment guarantees. The Company did not increase its borrowing in 1996.

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

    As of March 31, 1996 the borrowing base, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:

                                                                      (In thousands)
Revolving credit facility limit (limited by insurance
coverage and amounts of qualified receivables) ....................       $5,133
                                                                          ======
Amounts outstanding:
  Short-term cash borrowings ......................................       $2,870
  Letters of credit ...............................................          633
                                                                          ------
                                                                          $3,503
                                                                          ======

    The Company at December 31, 1995 was in violation of certain covenants on the note which restricted its borrowing capacity. The bank has waived the violations. Under the terms of the recently completed financing, in April 1996 the Company paid off the existing short term cash borrowing with the proceeds of the financing. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

PRIMARY BANK LINE OF CREDIT, APRIL 1, 1996 - APRIL 15, 1997.

    Effective April 1, 1996 the Company completed with its primary lender a $1.5 million revolving credit facility that is available through April 15, 1997. The collateral for the line is the Company's accounts receivable from non-U.S. domiciled customers to the extent necessary to support the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary will be collateral for the Lindner and Renaissance senior secured notes. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

    The new credit facility is supported by a $1.5 million guarantee from EximBank. The Company will pay 7% interest on the first $300,000 borrowed under the line and the prime interest rate on the balance. The Company will pay EximBank a fee equal to 1.5% of the guarantee and be required to purchase credit insurance for foreign receivables in the amount guaranteed by EximBank.

UNITED KINGDOM LINE OF CREDIT.

    In January 1995 the Company's United Kingdom subsidiary obtained a bank line of credit of $300,000 for working capital financing for its projects.
This line of credit is collateralized by a letter of credit for $300,000 which was issued by the Company's primary bank pursuant to the revolving credit facility described above. Interest related to borrowings on the United Kingdom line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.75%. At March 31, 1996 the United Kingdom subsidiary had approximately $300,000 outstanding under the line of credit.

CANADIAN LINE OF CREDIT.

    The Company's Canadian subsidiary has a bank line of credit of approximately $150,000 for working capital financing of its projects. At March 31, 1996 the Canadian subsidiary had no outstanding borrowings under this arrangement. Interest related to borrowings on the Canadian line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.25%.

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

    The Company has filed a claim for costs incurred pursuant to a gas pipeline project in India. Depending on the amount collected on a claim by the primary contractor against the ultimate customer the Company could receive up to $1.4 million. No amount has been accrued related to the potential settlement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

OVERALL FINANCIAL POSITION. At March 31, 1996, the Company's working capital ratio was 0.73 to 1, based on current assets of $9.7 million and current liabilities of $13.3 million. The Company's working capital ratio at December 31, 1995, was .77 to 1.

    In April and May 1996 the Company completed the following financing and restructuring of convertible debentures and bank revolving line of credit:

o In April 1996 Lindner Funds, a 14% shareholder in the Company, invested $5 million in the Company in exchange for a senior secured note at 7% payable in five years and non-detachable warrants to purchase 1.5 million shares of SSI no par value common stock at $3.00 per share for five years.

o In April 1996 Renaissance Capital Partners II, Ltd. converted $250,000 of principal of its convertible debentures for 282,218 shares of the Company's no par value common stock and convert the balance of $1,500,000 principal of its convertible debentures into a senior secured note at 7% payable in five years and a non-detachable stock purchase right to acquire 450,000 shares of SSI no par value common stock at $3.00 per share for five years. The terms of the secured note and non-detachable stock purchase right are substantially equal to those issued to Lindner Funds.

o Effective April 1, 1996 the Company's primary bank and the Export-Import Bank of the United States restructured and renewed a bank line of credit to April 15, 1997. Under the terms of the agreement, the Company paid off the existing $2,870,000 outstanding on the Company's bank revolving line of credit. The Company's primary bank established a revolving line of credit pursuant to which the Company may utilize up to $1.5 million for (a) short-term borrowings for working capital purposes and (b) the issuance of letters of credit for bid guarantees, performance bonds and advance payment guarantees.

    The Lindner and Renaissance transactions will be accounted for under APB 14 whereby the notes and the non-detachable warrants will be treated as a single obligation and no separate value is assigned to the warrants.

    The Company believes with the completion of the financing and restructuring of the convertible debentures and bank revolving line of credit explained above provided that the Company resumes generating cash flow from operations that (a) amounts expected to continue to be available under the Company's revolving credit facility and (b) internally generated funds should provide the Company with sufficient liquidity and working capital to meet its anticipated operating needs. There can be no assurance, however, that the Company will generate sufficient cash flow from operations to meet its future operating needs or be successful in obtaining any additional debt or equity financing.

o OTHER EQUITY TRANSACTIONS. In February 1996, the Company and Renaissance agreed to change the conversion feature of the debentures so that the two debentures which aggregate $1,750,000 in principal will be convertible at $2.39 into 732,218 shares of the Company's no par common stock and made other minor changes in the debentures. In April 1996 Renaissance Capital Partners II, Ltd. converted $250,000 of principal of its convertible debentures for 282,218 shares of the Company's no par value common stock and converted the balance of $1,500,000 principal of its convertible debentures into a senior secured note at 7% payable in five years and non-detachable stock purchase rights to acquire 450,000 shares of SSI no par value common stock at $3.00 per share for five years. The terms of the secured note and non-detachable warrants are substantially equal to those issued to Lindner Funds.

RESULTS OF OPERATIONS

OVERALL OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995

    Total revenue decreased 29% to $4.9 million in the first quarter of 1995 from $6.8 million in the first quarter of 1995. The Company reported lower revenue from consulting and training and also licenses and maintenance.

    Total consulting revenue decreased 24% to $3.0 million in the first quarter of 1996 from $3.9 million in the first quarter of 1995, primarily as a result of decreased activity on large foreign development and production consulting contracts. Total licenses and maintenance revenue decreased 35% to $1.8 million in the first quarter of 1996 from $2.8 million in the first quarter of 1995 because of decreased revenue in the pipeline and surface facilities and graphical user interface divisions, which are discussed below.

    Income from operations decreased to a $723,000 loss in the first quarter of 1996 from $167,000 in the first quarter of 1995.

    The Company's backlog at March 31, 1996 was $10.2 million.

REVENUE

DEVELOPMENT AND PRODUCTION PRODUCTS AND SERVICES. Total revenue from development and production products and services, which includes The Petroleum WorkBench(TM) software product, decreased 28% to $3.2 million in the first quarter of 1996 from $4.5 million in the first quarter of 1995. Software license and maintenance revenue decreased 30% to $1.0 million in the first quarter of 1996 from $1.5 million in the first quarter of 1995. Consulting revenue decreased 28% to $2.1 million in the first quarter of 1996 from $2.9 million in the first quarter of 1995. The decrease was attributable to decreased activity on a large foreign consulting contract.

PIPELINE AND SURFACE FACILITIES PRODUCTS AND SERVICES. Total revenue from pipeline and surface facilities products and services decreased 33% to $1.2 million in the first quarter of 1996 from $1.8 million in the first quarter of 1995. Consulting revenue increased to $750,000 in the first quarter of 1996 from $700,000 in the first quarter of 1995. Software license and maintenance revenue decreased to $400,000 in the first quarter of 1996 from $1.1 million in the first quarter of 1995. The revenue for the first quarter of 1995 included a one time sale of $700,000.

GUI PRODUCTS AND SERVICES. Total revenue from graphical user interface ("GUI") products and services decreased 17% to $500,000 in the first quarter of 1996 from $600,000 in the first quarter of 1995. Software license and maintenance revenue increased to $370,000 in the first quarter of 1996 from $200,000 in the first quarter of 1995. Consulting and training revenue decreased to $100,000 in the first quarter of 1996 from $300,000 in the first quarter of 1995.

COSTS OF CONSULTING AND COSTS OF LICENSES AND MAINTENANCE

    Costs of consulting decreased to $2.5 million in the first quarter of 1996 from $2.9 million in the first quarter of 1995. The decrease was attributable to the lower consulting revenue discussed above.

    Costs of licenses and maintenance were $1.9 million in both the first quarter of 1996 and in the first quarter of 1995.

    The Company's bad debt expenses were reduced by $25,500 in the current quarter as a result of recovery of previously written off accounts receivable.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    In the first quarter of 1996, selling, general and administrative expenses were $1.0 million from $1.7 million in the first quarter of 1995 due to reduction in selling expenses due to lower revenues.

SOFTWARE RESEARCH AND DEVELOPMENT

    Following is a summary of costs of development and enhancement of the Company's software products for the three months ended March 31, 1996 and 1995, the amounts capitalized in accordance with FASB Statement No. 86, the amounts charged to research and development expense, the portion of capitalized costs amortized and the total amounts expensed and amortized.

    Quarter      Total                                               Total
     Ended      Software      Amount       Amount      Amount      Charges to
   March 31,  Expenditures  Capitalized   Expensed    Amortized     Earnings
   ---------  ------------  -----------   --------    ---------     --------
                                  (In thousands)
      1996       $  570       $  500       $   70       $  500       $  570
      1995        1,532        1,455           77        1,375        1,452

REDUCTION OF CAPITALIZED SOFTWARE COSTS

    Early in 1996, the Company appointed George Steel as president and chief operating officer. Following this change, Mr. Steel and management undertook a review of the Company's policies regarding capitalized software development costs. The Company concluded that it had not been realizing an adequate return on its capitalized software development costs; that the rate of technological change applicable to the Company's software products was accelerating; and that accordingly the value of its capitalized software was impaired. As a result the Company made a one-time reduction of the carrying value of capitalized software costs by $17,917,000 effective December 31, 1995.

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

    In the first quarters of 1996 and 1995, the Company recognized net foreign exchange losses of $3,000 and $4,000, respectively, primarily as a result of strengthening of the British pound in relation to the U.S. dollar.

INTEREST INCOME (EXPENSE)

    The following table summarizes the components of interest income (expense) during the three months ended March 31, 1996 and 1995. The interest capitalized was included as a component of the capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.

     Quarter                                                       Interest
      Ended        Interest        Interest        Interest         Income
    March 31,       Income        Incurred       Capitalized       (Expense)
    ---------       ------        --------       -----------       ---------
                                     (In thousands)
      1996          $   7          $ (95)           $  25           $ (63)
      1995              7           (107)              50             (50)

INFLATION

    The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

NEW ACCOUNTING STANDARD

    The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as of January 1, 1996. SFAS No. 123 allows for the Company to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under the intrinsic value method in which no compensation cost is recognized for stock option awards to employees. Had compensation cost for the stock options been determined consistent with the Company's pro forma net loss and loss per share for the period ended March 31, 1996 would have been ($1.1 million) and ($0.13), respectively.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  27 Financial Data Schedule

b.  Reports on Form 8-K.

         The Company filed a Form 8-K on January 15, 1996, announcing the appointment of George Steel as its President and Chief Operating Officer.

         The Company filed a Form 8-K on May 3, 1996 to give notice of the completion of a financing transaction with the conversion of the Renaissance Capital Partners II, Ltd. debentures for shares.

         The Company filed a Form 8-K on May 14, 1996 announcing the resignation of E. A. Breitenbach, Chairman and Chief Executive Officer, and Ronald J. Hottovy, Chief Financial Officer, and the appointment of George Steel as Chairman, President and Chief Executive Officer, all of which are effective May 15, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SCIENTIFIC SOFTWARE-INTERCOMP, INC.


May 14, 1996                      /s/ E. A. Breitenbach
Date                              --------------------------------------------
                                  E. A. Breitenbach, Chairman of the Board of
                                  Directors, Chief Executive Officer(a
                                  principal executive officer and director)

May 14, 1996                      /s/ George Steel
Date                              --------------------------------------------
                                  George Steel, President and Chief Operating
                                  Officer (a principal executive
                                  officer and director)


May 14, 1996                      /s/ R. J. Hottovy
Date                              --------------------------------------------
                                  R. J. Hottovy, Secretary, Treasurer, Chief
                                  Financial Officer, and Principal
                                  Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Number                        Exhibit Description                         Page
- -------                       -------------------                         ----
27                          Financial Data Schedule