Form 10-K405/A
period 1995-12-31
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1996-05-29
CIK 87822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-K/A
                           (AS AMENDED MAY 24, 1996)


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


            10.33 Letter of Commitment From Lindner Funds dated March 29, 1996 evidencing the commitment to provide the Company with a loan of $5 million (filed as Exhibit 10.33 to the Company's Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).



            10.34 Letter of Commitment From Renaissance Capital Group, Inc. dated April 4, 1996 to restructure its convertible debentures (filed as Exhibit 10.34 to the Company's Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).



            10.35 Letter of Commitment From Bank One dated April 8, 1996 to restructure and extend a revolving line of credit in the amount of $1.5 million through April 15, 1997 (filed as Exhibit 10.35 to the Company's Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).


            21      Subsidiaries of the Company

            23.1    Consent of Ehrhardt Keefe Steiner & Hottman PC

            23.2    Consent of Hein + Associates LLP


            27      Financial Data Schedule

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



Date:    May 28, 1996




                                        SCIENTIFIC SOFTWARE-INTERCOMP, INC.




May 28, 1996                            /s/ George Steel
                                        ------------------------------
                                        George Steel, President, Chief
                                        Operating Officer, Director
                                        (a principal executive officer
                                        and director)

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

10.33       Letter of Commitment From Lindner Funds dated March 29, 1996 evidencing the commitment to provide the Company with a loan of $5 million (filed as Exhibit 10.33 to the Company's Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.34       Letter of Commitment From Renaissance Capital Group,
            Inc. dated April 4, 1996 to restructure its convertible debentures
            (filed as Exhibit 10.34 to the Company's Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.35 Letter of Commitment From Bank One dated April 8, 1996 to restructure and extend a revolving line of credit in the amount of $1.5 million through April 15, 1997 (filed as Exhibit 10.35 to the Company's Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

21          Subsidiaries of the Company

23.1        Consent of Ehrhardt Keefe Steiner & Hottman PC

23.2        Consent of Hein + Associates LLP

27          Financial Data Schedule