Form 10-Q/A
period 1995-03-31
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1996-08-13
CIK 87822

14
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 FORM 10-Q/A
                         (AS AMENDED AUGUST 12, 1996)

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED

                                MARCH 31, 1995

                                      OR

           (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(D)
                     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 0-4882

                    SCIENTIFIC SOFTWARE-INTERCOMP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)






COLORADO                                   84-0581776
- --------------------------------  -------------------
STATE (OR OTHER JURISDICTION OF         (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)    IDENTIFICATION NO.)




               1801 CALIFORNIA STREET, DENVER, COLORADO 80202
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)
                               (303) 292-1111
             (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

    _____________________________________________________________________
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED FROM LAST
                                   REPORT).

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

     YES                                        NO            X

SHARES  OF  COMMON STOCK, NO PAR VALUE OUTSTANDING AT MAY 31, 1995:  8,176,518


                     (THIS FORM 10-Q/A INCLUDES 12 PAGES)

                                    INDEX




                                                PAGE
                                                ----

PART I.  FINANCIAL INFORMATION
- ----------------------------------------------
CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1995
 AND DECEMBER 31, 1995                             3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
 THREE MONTHS ENDED MARCH 31, 1995 AND 1994        4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
 THREE MONTHS ENDED MARCH 31, 1995 AND 1994        5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         6
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     8
PART II.  OTHER INFORMATION                       12



                             SCIENTIFIC SOFTWARE-INTERCOMP, INC.

  CONSOLIDATED BALANCE SHEETSCONSOLIDATED BALANCE SHEETS AT MARCH 31, 1996 AND DECEMBER 31,
                                            1995
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS )


                                                                   March 31,    December 31,
                                                                     1995           1994
                                                                  -----------  --------------

ASSETS
Current Assets:
 Cash and cash equivalents                                        $      527   $         588
 Accounts receivable, net of allowance for doubtful accounts
   of $4,526 and $4,617                                                4,739           6,145
 Work in progress                                                      7,110           4,973
 Other current assets                                                    909           1,055
   Total current assets                                               13,285          12,761
                                                                  -----------  --------------

Software, net of accumulated amortization of $26,899 and $25,524      27,729          27,656
                                                                  -----------  --------------

Property and Equipment, net of accumulated depreciation
 and amortization of $5,840 and $5,589                                 1,881           1,917
                                                                  -----------  --------------

Other Assets                                                           2,117           2,210
                                                                  $   45,012   $      44,544
                                                                  ===========  ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Note payable and current portion of long-term obligations        $      534   $         286
 Notes payable to bank                                                 1,850           1,000
 Accounts payable                                                      2,177           2,703
 Accrued salaries and fringe benefits                                  1,332           1,387
 Accrued lease obligations                                               298             570
 Deferred maintenance and other revenue                                1,799           2,010
 Other current liabilities                                             1,421           1,339
                                                                  -----------  --------------
   Total current liabilities                                           9,411           9,295
                                                                  -----------  --------------

Accrued Lease Obligations                                                678             720
Long-Term Obligations                                                    330             343
Convertible Debentures                                                 1,750           1,750
                                                                  -----------  --------------

Redeemable Series A Convertible Preferred Stock, $5 par value;
 1,200 shares authorized, 800 shares issued and outstanding            4,000           4,000
                                                                  -----------

Stockholders' Equity:
 Common stock, no par value; $.10 stated value; 25,000 shares
   authorized; 8,151 and 8,064 shares issued and outstanding             815             806
 Paid-in capital                                                      48,425          48,233
 Accumulated deficit                                                 (19,983)        (20,046)
 Cumulative foreign currency translation adjustment                     (414)           (557)
                                                                  -----------  --------------
 Total stockholders' equity                                           28,843          28,436
                                                                  $   45,012   $      44,544
                                                                  ===========  ==============


The accompanying notes are an integral part of the consolidated financial statements.



                           SCIENTIFIC SOFTWARE-INTERCOMP, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONSCONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                           MONTHS ENDED MARCH 31, 1995 AND 1994
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          Three Months    Ended March 31,
                                                              1995             1994
                                                         --------------  -----------------

REVENUE

 Consulting and training                                 $       3,895   $          3,539
 Licenses and maintenance                                        2,795              3,063
 Other                                                             164                107
                                                                 6,854              6,709
                                                         --------------  -----------------

COSTS AND EXPENSES
 Costs of consulting                                             2,879              2,459
 Costs of licenses and maintenance, including software
   amortization of $1,375 and $1,200                             1,897              1,555
 Contract cost accruals (reversals)                                ---                 (4)
 Costs of other revenue                                             64                 64
 Selling, general and administrative                             1,770              1,733
 Software research and development                                  77                178
                                                                 6,687              5,985


INCOME FROM OPERATIONS                                             167                724

Other Income (Expense)
 Interest income (expense)                                         (50)              (147)
 Foreign exchange gains (losses)                                    (4)                (5)
                                                         --------------  -----------------

Income Before Income Taxes                                         113                572

Provision For Income Taxes                                          50                115
                                                         --------------  -----------------

NET INCOME                                               $          63   $            457
                                                         ==============  =================

Weighted Average Number of Common and
 Common Equivalent Shares Outstanding                            8,606              5,932

Income Per Common and Common
 Equivalent Share                                        $        0.01   $           0.08
                                                         ==============  =================



The accompanying notes are an integral part of the consolidated financial statements.



                          SCIENTIFIC SOFTWARE-INTERCOMP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWSCONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                          MONTHS ENDED MARCH 31, 1995 AND 1994
                                     (IN THOUSANDS)


                                                        Three Months    Ended March 31,
                                                            1995             1994
                                                       --------------  -----------------

Cash Flows from Operating Activities
 Net income                                            $          63   $            457
                                                       --------------  -----------------
 Adjustments:
   Depreciation and amortization                               1,551              1,404
   Contract cost accruals (reversals)                            ---                 (4)
   Provision for losses on accounts receivable                    45                 15
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable
     and work in progress                                       (776)               555
   (Increase) decrease in other assets  `                        239                262
   Increase (decrease) in accounts payable and
     accrued expenses                                           (499)            (1,428)
   Increase (decrease) in accrued lease obligations             (314)              (137)
   Increase (decrease) in deferred revenue                      (211)              (259)
                                                       --------------  -----------------
     Total adjustments                                            35                408
                                                       --------------  -----------------
     Net cash provided by (utilized in) operating
       activities                                                 98                865
                                                       --------------  -----------------

Cash Flows From Investing Activities
 Capitalized software costs                                   (1,445)            (1,248)
 Purchases of equipment                                         (143)              (239)
     Net cash (utilized in) investing activities              (1,588)            (1,487)
                                                       --------------  -----------------

Cash Flows From Financing Activities
 Proceeds from sales of common stock                             201              1,016
 Bank borrowings                                                 850
 Proceeds from (repayments of) other obligations                 235                (34)
     Net cash provided by financing activities                 1,286                982
                                                       --------------  -----------------

Effect of exchange rates on cash                                 143                (38)
                                                       --------------  -----------------
Net increase (decrease) in cash and cash equivalents             (61)               322
Cash and cash equivalents at beginning of period                 588                139
                                                       --------------  -----------------

Cash and Cash Equivalents at End of Period             $         527   $            461
                                                       ==============  =================

Supplemental Cash Flow Information
Cash paid during the period for:
 Interest, net of amounts capitalized                  $          57   $            149


The accompanying notes are an integral part of the consolidated financial statements.

                     SCIENTIFIC SOFTWARE-INTERCOMP, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTSNOTES TO CONSOLIDATED FINANCIAL
                                  STATEMENTS


NOTE  1  -  UNAUDITED  INTERIM  INFORMATION

     This Form 10-Q/A includes the consolidated financial statements of Scientific Software-Intercomp, Inc., and its wholly-owned subsidiaries. The consolidated balance sheet as of December 31, 1994 is excerpted from the audited financial statements for the year then ended. The original Form 10-Q was filed before the audited financial statements for the audit for the year ended December 31, 1994 were available. This Form 10-Q/A is filed to include the audited balance sheet for the year ended December 31, 1994 and conform the March 31, 1995 consolidated balance sheet and statement of cash flow.

     The consolidated financial statements for the interim periods ended March 31, 1995 and 1994, include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows, as of the dates and for the periods presented. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

     As of March 31, 1995, the borrowing base, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:







                                                    (In thousands)

Revolving credit facility limit                     $         6,000
                                                    ===============

Borrowing base (limited by insurance coverage and
 amount of qualified receivables)                   $         3,408
Amounts outstanding:
 Short-term cash borrowings                         $         1,850
 Letters of credit                                              669
                                                    ---------------
                                                    $         2,519
                                                    ===============

Credit available as of March 31, 1995               $           889
                                                    ===============



     Interest rates applicable to short-term cash borrowings under the foreign portion of the credit facility are equal to the bank's prime rate of interest.
 Interest rates applicable to short-term cash borrowings under the domestic portion of the credit facility are equal to the bank's prime rate of interest plus 1.5%. At March 31, 1995, interest rates applicable to short-term cash borrowings were 9.0% and 10.5% for the foreign and domestic portions of the line of credit, respectively. The Company pays 2% annually for outstanding letters of credit. The agreement requires that the Company meet certain requirements regarding operating results and financial condition, and prohibits the Company from paying dividends without the bank's prior written consent.

     The Company pays to the Export-Import Bank an annual fee of $67,500, equal to 1.5% of the amount of the guarantee. In addition, the Company is required to purchase credit insurance for all foreign and certain domestic receivables at a cost of 0.25% of the amount of the insured receivables.

In January 1995, the Company's United Kingdom subsidiary obtained a bank line of credit of $300,000 for working capital financing of its projects. This line of credit is collateralized by a Letter of Credit for $300,000, which was issued by the Company's primary bank pursuant to the revolving credit facility described above. Interest related to borrowings on the United Kingdom line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.75%. At March 31, 1995, the United Kingdom subsidiary had $300,000 outstanding under the line of credit.

The Company's Canadian subsidiary has a bank line of credit of approximately $650,000 for working capital financing of its projects. At March 31, 1995, the Canadian subsidiary had no outstanding borrowings under this arrangement. Interest related to borrowings on the Canadian line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.25%.


NOTE  3  -  CONTINGENCIES

     Other assets at March 31, 1995 and 1994 includes $470,000 related to a claim for costs incurred pursuant to a gas pipeline project in India. Depending on the amount collected on a claim by the primary contractor against the ultimate customer, the Company could receive up to $1.4 million. An allowance for doubtful accounts of $470,000 has been recorded as of March 31, 1995.

The Company's long-term services contracts generally include provisions for penalty charges for delay in the completion of contracts. In the first quarter of 1995, the Company did not complete a contract on a timely basis that could result in significant penalties if the Company is determined to be at fault. Management believes failure to complete the project timely is due to the customer and that no penalties will be incurred. Certain contracts in progress at March 31, 1994 have not been subsequently completed by the scheduled dates. Management believes that the delays were not caused by the Company and that no significant penalties will be incurred.


NOTE  4  -  INCOME  TAXES

     The Company's income tax expense is primarily due to foreign taxes withheld at the source on sales in some foreign countries. Because of its significant net operating loss carryforward, the Company has not provided U.S. Federal income taxes in any of the periods presented except for certain amounts for alternative minimum taxes. Consequently, the Company's effective tax rate varies from the U.S. Federal statutory rate.






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY  AND  CAPITAL  RESOURCES

     OVERALL FINANCIAL POSITION. At March 31, 1995, the Company's working capital ratio was 1.4 to 1, based on current assets of $13.2 million and current liabilities of $9.4 million. The Company's working capital ratio at December 31, 1994, was also 1.4 to 1. Total stockholders' equity was $28.8 million at March 31, 1995 and $28.4 million at December 31, 1994.

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

As of March 31, 1995, the borrowing base, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:




                                                    (In thousands)

Revolving credit facility limit                     $         6,000
                                                    ===============

Borrowing base (limited by insurance coverage and
 amount of qualified receivables)                   $         3,408
Amounts outstanding:
 Short-term cash borrowings                         $         1,850
 Letters of credit                                              669
                                                    ---------------
                                                    $         2,519
                                                    ===============

Credit available as of March 31, 1995               $           889
                                                    ===============



     Interest rates applicable to short-term cash borrowings under the foreign portion of the credit facility are equal to the bank's prime rate of interest.
 Interest rates applicable to short-term cash borrowings under the domestic portion of the credit facility are equal to the bank's prime rate of interest plus 1.5%. At March 31, 1995, interest rates applicable to short-term cash borrowings were 9.0% and 10.5% for the foreign and domestic portions of the line of credit, respectively. The Company pays 2% annually for outstanding letters of credit. The agreement requires that the Company meet certain requirements regarding operating results and financial condition, and prohibits the Company from paying dividends without the bank's prior written consent.

     The Company pays to the Export-Import Bank an annual fee of $67,500, equal to 1.5% of the amount of the guarantee. In addition, the Company is required to purchase credit insurance for all foreign and certain domestic receivables at a cost of 0.25% of the amount of the insured receivables.

In January 1995, the Company's United Kingdom subsidiary obtained a bank line of credit of $300,000 for working capital financing of its projects. This line of credit is collateralized by a Letter of Credit for $300,000, which was issued by the Company's primary bank pursuant to the revolving credit facility described above. Interest related to borrowings on the United Kingdom line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.75%. At March 31, 1995, the United Kingdom subsidiary had $300,000 outstanding under the line of credit.

The Company's Canadian subsidiary has a bank line of credit of approximately $650,000 for working capital financing of its projects. At March 31, 1995, the Canadian subsidiary had no outstanding borrowings under this arrangement. Interest related to borrowings on the Canadian line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.25%.

RESULTS  OF  OPERATIONS

OVERALL  OPERATING  RESULTS

Total revenue increased 2% to $6.8 million in the first quarter of 1995 from $6.7 million in the first quarter of 1994. Revenue from development and production products and services increased and revenue from both pipeline and surface facilities and graphical user interface products and services decreased, as discussed below.

Total consulting revenue increased 11% to $3.9 million in the first quarter of 1995 from $3.5 million in the first quarter of 1994, primarily as a result of increased activity on large foreign development and production consulting contracts. Total licenses and maintenance revenue decreased 11% to $2.8 million in the first quarter of 1995 from $3.1 million in the first quarter of 1994 because of decreased revenue in the pipeline and surface facilities and graphical user interface divisions, which are discussed below. These decreases were partially offset by an increase in development and production software license and maintenance revenue, including a 33% increase in revenue from the Petroleum WorkBench to $800,000 in the first quarter of 1995 from $600,000 in the first quarter of 1994.

Income from operations decreased to $167,000 in the first quarter of 1995 from $724,000 in the first quarter of 1994. The decrease resulted from: (a) an increase of $175,000 in software amortization expense and (b) higher consulting expenses of $450,000 resulting from a decrease of 3% in overall margins applicable to consulting contracts worked on in 1995. Income before income taxes decreased to $113,000 in the first quarter of 1995 from $572,000 in the first quarter of 1994, primarily as a result of the decrease in income from operations, which was partially offset by a decrease in interest expense because of reductions in interest bearing debt using proceeds of the Company's public offering of common stock in June, 1994.

REVENUE

     DEVELOPMENT AND PRODUCTION PRODUCTS AND SERVICES. Total revenue from development and production products and services increased 25% to $4.5 million in the first quarter of 1995 from $3.6 million in the first quarter of 1994. Software license and maintenance revenue increased 15% to $1.5 million in the first quarter of 1995 from $1.3 million in the first quarter of 1994. The increase was attributable to a 33% increase in revenue from the Petroleum WorkBench to $800,000 in the first quarter of 1995 from $600,000 in the first quarter of 1994. Consulting revenue increased 26% to $2.9 million in the first quarter of 1995 from $2.3 million in the first quarter of 1994. The increase was attributable to increased activity on large foreign consulting contracts.

PIPELINE  AND  SURFACE  FACILITIES  PRODUCTS  AND SERVICES. Total revenue from pipeline and surface facilities products and services decreased 22% to $1.8 million in the first quarter of 1995 from $2.3 million in the first quarter of 1994. Consulting revenue decreased to $700,000 in the first quarter of 1995 from $900,000 in the first quarter of 1994. The decrease was due to the timing of work on various contracts. Consulting revenue is expected to increase in the second quarter. Software license and maintenance revenue decreased to $1.1 million in the first quarter of 1995 from $1.3 million in the first quarter of 1994. License revenues include $700,000 from the sale of software to a U.S. government agency. At the request of the agency, prior to March 31, 1995, the software was installed and is in use. The Company anticipates completing the formal contractual documentation shortly, and the contract will require payment by the end of the government's September 30,
1995  fiscal    year.

     GUI PRODUCTS AND SERVICES. Total revenue from graphical user interface ("GUI") products and services decreased 25% to $600,000 in the first quarter of 1995 from $800,000 in the first quarter of 1994. Software license and maintenance revenue decreased to $200,000 in the first quarter of 1995 from $400,000 in the first quarter of 1994. Consulting and training revenue decreased to $300,000 in the first quarter of 1995 from $400,000 in the first quarter of 1994. The decrease was attributable primarily to internal reorganization of the Kinesix division's sales force. Also, as a result of continuing lower demand in the aerospace industry, the sales force had begun to redirect its focus to other markets and is in the initial phases of these marketing programs.

COSTS  OF  CONSULTING  AND  COSTS  OF  LICENSES  AND  MAINTENANCE

Costs of consulting increased to $2.9 million in the first quarter of 1995 from $2.5 million in the first quarter of 1994. The increase was attributable to the higher consulting revenue discussed above. Costs of consulting were 74% of consulting and training revenue in the first quarter of 1995 and 71% in the first quarter of 1994.

     Costs of licenses and maintenance increased to $1.9 million in the first quarter of 1995 from $1.6 million in the first quarter of 1994. Costs of licenses and maintenance were 68% of revenue in the first quarter of 1995 and 46% in the first quarter of 1994. The increased cost percentage in 1995 was partly attributable to increased software amortization of $1.4 million in the first quarter of 1995 over $1.2 million in the first quarter of 1994.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

In  the  first  quarters  of  both  1995  and  1994,  selling,  general,  and
administrative  expenses  were  $1.7  million.    The  Company  is  continuing
increased sales and marketing activities for the purpose of further market penetration of the WorkBench and the Company's other products.

SOFTWARE  RESEARCH  AND  DEVELOPMENT

The Company has continued its commitment to the development and enhancement of its software products. Following is a summary of costs of development and enhancement of the Company's software products for the three months ended March 31, 1995 and 1994, the amounts capitalized in accordance with FASB Statement No. 86, the amounts charged to research and development expense, the amounts of capitalized costs amortized, and the total amounts recognized as expense in the statements of operations.




                            Total
                          Software      Amount         Amount         Amount     Total
                            Costs    Capitalized      Expensed      Amortized   Expense
                          ---------  ------------  ---------------  ----------  --------

                                                    (In thousands)
Quarter Ended  March 31,
 1995                     $   1,522  $      1,445  $            77  $    1,375  $  1,452
 1994                         1,426         1,248              178       1,200     1,378



FOREIGN  EXCHANGE  GAINS  (LOSSES)

The Company's foreign exchange gains and losses relate principally to the effects of fluctuations in the exchange rate of the British pound on transactions of the Company's subsidiary in the United Kingdom that are denominated in other currencies.

     In the first quarters of 1995 and 1994, the Company recognized net foreign exchange losses of $4,000 and $5,000, respectively, primarily as a result of strengthening of the British pound in relation to the U.S. dollar.

INTEREST  INCOME  (EXPENSE)

Following is a summary of the components of interest income (expense) during the three months ended March 31, 1995 and 1994. The capitalized interest was included in the cost of capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.




                                                                    Interest
                         Interest      Interest        Interest      Income
                          Income       Incurred      Capitalized   (Expense)
                         ---------  ---------------  ------------  ----------

Quarter Ended March 31,              (In thousands)
 1995                    $       7  $         (107)  $         50  $     (50)
 1994                            2            (242)            93       (147)



INFLATION

     The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

            PART II.  OTHER INFORMATIONPART II.  OTHER INFORMATION

NOT  APPLICABLE

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     SCIENTIFIC SOFTWARE-INTERCOMP, INC.






AUGUST 12, 1996                                           /S/ G.STEEL
- ---------------  ----------------------------------------------------
DATE             G. STEEL, CHAIRMAN OF THE BOARD OF DIRECTORS, CHIEF
                 EXECUTIVE OFFICER, PRESIDENT AND CHIEF OPERATING
                 OFFICER (A PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR)