Form 10-Q/A
period 1995-03-31
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1996-08-13
CIK 87822

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



                             SCIENTIFIC SOFTWARE-INTERCOMP, INC.

               CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1996 AND DECEMBER 31,
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

                     SCIENTIFIC SOFTWARE-INTERCOMP, INC.






AUGUST 12, 1996                                           /S/ G.STEEL
- ---------------  ----------------------------------------------------
DATE             G. STEEL, CHAIRMAN OF THE BOARD OF DIRECTORS, CHIEF
                 EXECUTIVE OFFICER, PRESIDENT AND CHIEF OPERATING
                 OFFICER (A PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR)


AUGUST 12, 1996                                /S/ BARBARA J. CAVALLO
- ---------------  ----------------------------------------------------
DATE             BARBARA J. CAVALLO, FINANCIAL CONTROLLER
