Form 10-Q/A
period 1995-06-30
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1996-08-13
CIK 87822

3
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

                                JUNE 30, 1995

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

 NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE OUTSTANDING AT JULY 31, 1995:

                                  8,176,518
                     (THIS FORM 10-Q/A INCLUDES 17 PAGES)

                                    INDEX






                                                    PAGE
                                                    ----

PART I.  FINANCIAL INFORMATION
- --------------------------------------------------
CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1995 AND
 DECEMBER 31, 1994                                     3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
 THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994     4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
 SIX MONTHS ENDED JUNE 30, 1995 AND 1994               5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             6
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS                   9
                                                      16
PART II.  OTHER INFORMATION



                          SCIENTIFIC SOFTWARE-INTERCOMP, INC.

                              CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS )


                                                              June 30,     December 31,
                                                                1995           1994
                                                            ------------  --------------
ASSETS                                                      (Unaudited)    (Unaudited)

Current Assets
 Cash and cash equivalents                                  $       498   $         588
 Accounts receivable, net of allowance for doubtful
   accounts of $4,443 and $4,617                                  6,759           6,145
 Work in progress                                                 5,362           4,973
 Other current assets                                               826           1,055
   Total current assets                                          13,445          12,761

Software, net of accumulated amortization of                     27,838
 $28,271 and $25,524                                                             27,656

Property and Equipment, net of accumulated depreciation
 and amortization of $6,039 and $5,094                            1,788           1,917

Other Assets                                                      2,197           2,210
                                                            $    45,268   $      44,544
                                                            ============  ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable and current portion of long-term obligations  $       440   $         286
 Note payable to bank                                             2,300           1,000
 Accounts payable                                                 2,653           2,703
 Accrued salaries and fringe benefits                             1,440           1,387
 Accrued lease obligations                                          257             570
 Deferred maintenance and other revenue                           2,513           2,010
 Other current liabilities                                        1,314           1,339
                                                                          --------------
   Total current liabilities                                     10,918           9,295
Accrued Lease Obligations                                           628             720
Long-Term Obligations                                               320             343
Convertible Debentures                                            1,750           1,750

Redeemable Preferred Stock
 Series A Convertible Preferred Stock, $5 par value;
 1,200,000 shares authorized, 800,000 shares issued
 and outstanding                                                  4,000           4,000
                                                            ------------

Stockholders' Equity
 Common stock, no par value; $.10 stated value;
 10,000,000 shares authorized, 8,178,000 and
 4,667,000 shares issued and outstanding                            818             806
 Paid-in capital                                                 48,449          48,233
 Accumulated deficit                                            (20,971)        (20,046)
 Cumulative foreign currency translation adjustment                (644)           (557)
                                                            ------------  --------------
   Total stockholders' equity                                    27,652          28,436
                                                                 45,268   $      44,544
                                                            ============  ==============





The accompanying notes are an integral part of the consolidated financial statements.



                                     SCIENTIFIC SOFTWARE-INTERCOMP, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           Three      Months     Ended          Six       Months     Ended
                                          June 30,                            June 30,
                                        ------------                        ------------
                                            1995                  1994          1995                  1994
                                        ------------          ------------  ------------          ------------

REVENUE                                  (Unaudited)           (Unaudited)   (Unaudited)           (Unaudited)
 Consulting and training                $     3,583           $     3,582   $     7,478           $     7,121
 Licenses and maintenance                     1,726                 3,286         4,521                 6,349
 Other                                           57                    67           221                   174
                                                                            ------------          ------------
                                              5,366                 6,935        12,220                13,644
                                        ------------          ------------  ------------          ------------

COSTS AND EXPENSES
 Costs of consulting and training             2,649                 2,403         5,528                 4,862
 Costs of licenses and maintenance,
   including software amortization of
   $1,375, $1,200, $2,750 and $2,400          1,436                 1,707         3,333                 3,262
 Contract cost accruals (reversals)             ---                   ---           ---                    (4)
 Costs of other revenue                          69                    40           133                   104
 Selling, general and administrative          1,830                 1,862         3,600                 3,595
 Software research and development              223                   136           300                   314
                                                                            ------------          ------------
                                              6,207                 6,148        12,894                12,133
                                        ------------          ------------  ------------          ------------

INCOME FROM OPERATIONS                         (841)                  787          (674)                1,511

Other Income (Expense)
 Interest income (expense)                      (70)                 (182)         (120)           (329)  (43)
 Foreign exchange gains (losses)                (27)                  (38)          (31)                  (43)
                                        ------------          ------------  ------------          ------------

Income Before Income Taxes                     (938)                  567          (825)                1,139

Provision For Income Taxes                       50                   120           100                   235
                                        ------------          ------------  ------------          ------------

NET INCOME (LOSS)                       $      (988)          $       447   $      (925)          $       904
                                        ============          ============  ============          ============

Weighted Average Number of Common and
 Common Equivalent Shares Outstanding         8,127                 5,730         8,114                 5,832
                                                                            ============          ============

Income (Loss)Per Common and Common
 Equivalent Share                       $     (0.12)          $     $0.08   $     (0.12)          $      0.16
                                        ============          ============  ============          ============




The accompanying notes are an integral part of the consolidated financial statements.



                         SCIENTIFIC SOFTWARE-INTERCOMP, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)



                                                        Six Months    Ended June 30,
                                                       ------------  ----------------
                                                           1995            1994
                                                       ------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                            $      (925)  $           904
                                                       ------------  ----------------
 Adjustments:
   Depreciation and amortization                             3,110             2,745
   Contract cost accruals (reversals)                          ---                (4)
   Provision for losses on accounts receivable                (200)               30
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable
     and work in progress                                     (803)           (1,697)
   (Increase) decrease in other assets  `                      242                27
   Increase (decrease) in accounts payable and
     accrued expenses                                          (22)             (976)
   Increase (decrease) in accrued lease obligations           (404)             (277)
   Increase (decrease) in deferred revenue                     503              (157)
                                                       ------------  ----------------
     Total adjustments                                       2,426              (309)
                                                       ------------  ----------------
     Net cash provided by operating activities               1,501               595
                                                       ------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capitalized software costs                                 (2,929)           (2,470)
 Purchases of equipment                                       (321)             (449)
     Net cash (utilized in) investing activities            (3,163)           (2,919)
                                                       ------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sales of common stock                                         228             9,109
 Bank borrowings                                             1,300               104
 Repayments of bank borrowings                                 ---            (5,132)
 Proceeds from (repayments of) other obligations               131              (113)
     Net cash provided by financing activities               1,659             3,968
                                                       ------------  ----------------

Effect of exchange rates on cash                               (87)               45
                                                       ------------  ----------------
Net increase (decrease) in cash and cash equivalents           (90)            1,689
Cash and cash equivalents at beginning of period               588               139
                                                       ------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     498   $         1,828
                                                       ============  ================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
 Interest, net of amounts capitalized                  $       137   $           334


The accompanying notes are an integral part of the consolidated financial statements.

                     SCIENTIFIC SOFTWARE-INTERCOMP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  UNAUDITED  INTERIM  INFORMATION

     This Form 10-Q/A includes the consolidated financial statements of Scientific Software-Intercomp, Inc., and its wholly-owned subsidiaries. The consolidated balance sheet as of December 31, 1994 is excerpted from the audited financial statements for the year then ended. The original Form 10-Q was filed before the audited financial statements for the audit for the year ended December 31, 1994 were available. This Form 10-Q/A is filed to include the audited balance sheet for the year ended December 31, 1994 and conform the June 30, 1995 consolidated balance sheet and statement of cash flow.

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

The foreign portion of the credit facility is supported by a $4.5 million guarantee by the Export-Import Bank of the United States. The Company has received approval from its primary bank to extend maturity of the revolving credit facility to October 15, 1995. The size of the revolving credit facility will be reduced to $5.0 million, a $4.5 million foreign credit facility and a $0.5 million domestic credit facility. This extension is subject to a corresponding extension of the Export-Import Bank's guarantee to October 15, 1995. In addition, the Company's primary bank has requested the Export-Import Bank to extend expiration of the guarantee to June 15, 1996 in anticipation of extending the revolving credit facility to a longer maturity after the bank has additional time to assess the Company's future performance.

As of June 30, 1995, the borrowing base, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:





                                               (In thousands)

Revolving credit facility limit                $         6,000
                                               ===============

Borrowing base (limited by insurance
coverage and amount of qualified receivables)  $         3,680
Amounts outstanding:
 Short-term cash borrowings                    $         2,300
  Letters of credit                                      1,021
                                               ---------------
                                               $         3,321
                                               ===============

Credit available as of June 30, 1995           $           359
                                               ===============



Interest rates applicable to short-term cash borrowings under the foreign portion of the credit facility are equal to the bank's prime rate of interest.
 Interest rates applicable to short-term cash borrowings under the domestic portion of the credit facility are equal to the bank's prime rate of interest plus 1.5%. At June 30, 1995, interest rates applicable to short-term cash borrowings were 9.0% and 10.5% for the foreign and domestic portions of the line of credit, respectively. The Company pays 2% annually for outstanding letters of credit. The agreement requires that the Company meet certain requirements regarding operating results and financial condition, and prohibits the Company from paying dividends without the bank's prior written consent.

The Company pays to the Export-Import Bank an annual fee of $67,500, equal to 1.5% of the amount of the guarantee. In addition, the Company is required to purchase credit insurance for all foreign and certain domestic receivables at a cost of 0.25% of the amount of the insured receivables.

In January 1995, the Company's United Kingdom subsidiary obtained a bank line of credit of $300,000 for working capital financing of its projects. This line of credit is collateralized by a Letter of Credit for $300,000, which was issued by the Company's primary bank pursuant to the revolving credit facility described above. Interest related to borrowings on the United Kingdom line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.75%. At June 30, 1995, the United Kingdom subsidiary had approximately $250,000 outstanding under the line of credit.

The Company's Canadian subsidiary has a bank line of credit of approximately $150,000 for working capital financing of its projects. At June 30, 1995, the Canadian subsidiary had no outstanding borrowings under this arrangement. Interest related to borrowings on the Canadian line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.25%.


NOTE  3  -  CONTINGENCIES

Other assets at June 30, 1995 and December 31, 1994 includes $470,000 related to a claim for costs incurred pursuant to a gas pipeline project in India. Depending on the amount collected on a claim by the primary contractor against the ultimate customer, the Company could receive up to $1.4 million. An allowance for doubtful accounts of $470,000 has been recorded as of June 30, 1995.

The Company's long-term services contracts generally include provisions for penalty charges for delay in the completion of contracts. In the first quarter of 1995, the Company did not complete a contract on a timely basis that could have resulted in significant penalties if the Company was determined to be at fault. Management believes failure to complete the project timely is due to the customer and that no penalties will be incurred. Subsequent to the second quarter of 1995 the Company received full payment on the project. The payment by the customer supports management's contention that the client will not assess penalties on the project. The Company continues to work with the customer to resolve the matter.


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

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

LIQUIDITY  AND  CAPITAL  RESOURCES

OVERALL FINANCIAL POSITION. At June 30, 1995, the Company's working capital ratio was 1.3 to 1 based on current assets to $13.4 million and current liabilities of $10.9 million. The Company's working capital ratio at December 31, 1994 was 1.4 to 1 based on current assets to $12.7 million and current liabilities of $9.2 million. Total stockholders' equity was $27.6 million at June 30, 1995 and $28.4 million at December 31, 1994.

BANK  REVOLVING  CREDIT  FACILITY

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

The foreign portion of the credit facility is supported by a $4.5 million guarantee by the Export-Import Bank of the United States. The Company has received approval from its primary bank to extend maturity of the revolving credit facility to October 15, 1995. The size of the revolving credit facility will be reduced to $5.0 million, a $4.5 million foreign credit facility and a $0.5 million domestic credit facility. This extension is subject to a corresponding extension of the Export-Import Bank's guarantee to October 15, 1995. In addition, the Company's primary bank has requested the Export-Import Bank to extend expiration of the guarantee to June 15, 1996 in anticipation of extending the revolving credit facility to a longer maturity after the bank has additional time to assess the Company's future performance.

As of June 30, 1995, the borrowing base, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:




                                                  (In thousands)

Revolving credit facility limit                   $         6,000
                                                  ===============

Borrowing base (limited by insurance   coverage
 and amount of qualified receivables)             $         3,680
Amounts outstanding:
 Short-term cash borrowings                       $         2,300
  Letters of credit                                         1,021
                                                  ---------------
                                                  $         3,321
                                                  ===============

Credit available as of June 30, 1995              $           359
                                                  ===============



Interest rates applicable to short-term cash borrowings under the foreign portion of the credit facility are equal to the bank's prime rate of interest.
 Interest rates applicable to short-term cash borrowings under the domestic portion of the credit facility are equal to the bank's prime rate of interest plus 1.5%. At June 30, 1995, interest rates applicable to short-term cash borrowings were 9.0% and 10.5% for the foreign and domestic portions of the line of credit, respectively. The Company pays 2% annually for outstanding letters of credit. The agreement requires that the Company meet certain requirements regarding operating results and financial condition, and prohibits the Company from paying dividends without the bank's prior written consent.

The Company pays to the Export-Import Bank an annual fee of $67,500, equal to 1.5% of the amount of the guarantee. In addition, the Company is required to purchase credit insurance for all foreign and certain domestic receivables at a cost of 0.25% of the amount of the insured receivables.

In January 1995, the Company's United Kingdom subsidiary obtained a bank line of credit of $300,000 for working capital financing of its projects. This line of credit is collateralized by a Letter of Credit for $300,000, which was issued by the Company's primary bank pursuant to the revolving credit facility described above. Interest related to borrowings on the United Kingdom line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.75%. At June 30, 1995, the United Kingdom subsidiary had approximately $250,000 outstanding under the line of credit.

The Company's Canadian subsidiary has a bank line of credit of approximately $150,000 for working capital financing of its projects. At June 30, 1995, the Canadian subsidiary had no outstanding borrowings under this arrangement. Interest related to borrowings on the Canadian line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.25%.


RESULTS  OF  OPERATIONS

OVERALL  OPERATING  RESULTS

COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  1995  AND  1994
Total revenue decreased 23% to $5.4 million in the three months ended June 30, 1995, from $6.9 million in the three months ended June 30, 1994. The decrease resulted primarily from lower licenses and maintenance revenue from in the Pipeline and Facilities Division and the Kinesix Division. These decreases were partially offset by an increase in development and production software license and maintenance revenue, including a 38% increase in revenue from The Petroleum WorkBench to $1.3 million in the second quarter of 1995 compared to $956,000 in the three months ended June 30 ,1994. Total consulting revenue for the quarter was $3.6 million which was essentially the same as the previous year.

As a result of the decrease in total revenue, during the three months ended June 30, 1995, the Company's showed a loss before income taxes of ($938,000) in the three months ended June 30, 1995, as compared to a profit of before tax $567,000 in the three months ended June 30, 1994.

The Company has already taken actions that it expects to return the Company to profitability in the near future.

- -          Replacing entire management team as well as staff reductions in the
Kinesix  Division.
- -          Reducing  staff  in  the  Pipeline  and  Facilities  Division.
- -        Reducing staff in the Development and Production Consulting Division.
- -        A total product solution sales approach in Development and Production
Products  Division.

The Company's backlog at June 30, 1995 was $17.1 million, which is the highest in Company history.


REVENUE

COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  1995  AND  1994
Total  Revenue.    Total  revenue  decreased 23% to $5.4 million in the three months ended June 30, 1995, from $6.9 million in the three months ended June 30, 1994. The decrease resulted from a decrease in license and maintenance revenue of 47% to $1.7 million in 1995 from $3.3 million in 1994. The reasons for the decrease in licenses and maintenance revenue is discussed in the preceding section "Overall Operating Results." Total consulting revenue for the quarter was $3.6 million which was essentially the same as the previous year.

Development and Production Products and Services. Total revenue from development and production products and services decreased 5% to $3.9 million in the three months ended June 30, 1995, from $4.1 million in the three months ended June 30, 1994. Consulting and training revenue in this area decreased 2% to $2.6 million in the three months ended June 30, 1995, from $2.7 million in the three months ended June 30, 1994. Development and production software license and maintenance revenue decreased 10% to $1.3 million in the three months ended June 30, 1995, from $1.4 million in the three months ended June 30, 1994. Total revenue from The Petroleum WorkBench increased 38% to $1.3 million in the three months ended June 30, 1995, from $956,000 million in the three months ended June 30, 1994.

Pipeline and Surface Facilities Products and Services. Total revenue from pipeline and surface facilities products and services decreased 44% to $1.1 million in the three months ended June 30, 1995, from $1.9 million in the three months ended June 30, 1994. Consulting and training revenue in this area increased 50% to $750,000 in the six months ended June 30, 1995, from $500,000 in the three months ended June 30, 1994. Pipeline and surface facilities software license and maintenance revenue decreased 79% to $301,000 in 1995 from $1.4 million in 1994. License and maintenance revenue decreased due to delays in closing pipeline projects in the Pacific Rim areas and the fact that Company had no revenue from new Value Added Resellers (VARs) in the quarter ended June 30, 1995.

GUI Products and Services. Total revenue from graphical user interface ("GUI") products and services decreased 59% to $362,000 in the three months ended June 30, 1995, as compared to $884,000 in the three months ended June 30, 1994, as a result of a decrease to $154,000 in software license and maintenance revenue in 1995 from $512,000 in 1994. As a result of the continued poor performance by this Division, the Company changed the management of the Kinesix Division and reduced staff during May 1995.

COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  1995  AND  1994
Total  Revenue.    Total  revenue  decreased  10% to $12.2 million in the six months ended June 30, 1995, from $13.6 million in the six months ended June 30, 1994. The decrease resulted primarily from a decrease in license and maintenance revenue of 29% to $4.5 million in 1995 from $6.3 million in 1994. The reason for the decrease in license and maintenance revenue is discussed in the preceding section "Overall Operating Results." Consulting and training revenue increased 5% to $7.5 million in 1995 from $7.1 million in 1994.

Development and Production Products and Services. Total revenue from development and production products and services increased 8% to $8.4 million in the six months ended June 30, 1995, from $7.7 million in the six months ended June 30, 1994. Consulting and training revenue in this area decreased 11% to $5.5 million in the in the six months ended June 30, 1995, from $4.9 million in the six months ended June 30, 1994. Development and production software license and maintenance revenue increased 3% to $2.8 million in the six months ended June 30, 1995, from $2.7 million in the six months ended June 30, 1994. Total revenue from The Petroleum WorkBench increased 35% to $2.1 million in the six months ended June 30, 1995, from $1.6 million in the six months ended June 30, 1994.

Pipeline and Surface Facilities Products and Services. Total revenue from pipeline and surface facilities products and services decreased 32% to $2.8 million in the in the six months ended June 30, 1995, from $4.2 million in the six months ended June 30, 1994. Consulting and training revenue in this area remained essentially level at $1.4 million in the six months ended June 30, 1995 and 1994. Pipeline and surface facilities software license and maintenance revenue decreased 50% to $1.4 million in 1995 from $2.7 million in 1994. License and maintenance revenue decreased due to delays in closing pipeline projects in the Pacific Rim areas and the Company had no revenue from new Value Added Resellers in the quarter ended June 30, 1995.

GUI Products and Services. Total revenue from graphical user interface ("GUI") products and services decreased 46% to $940,000 in the six months ended June 30, 1995, from $1.7 million in the six months ended June 30, 1994, as a result of a decrease to $391,000 in software license and maintenance revenue in 1995 from $930,000 in 1994. As a result of the continued poor performance by this Division, the Company changed the management of the Kinesix Division and reduced staff during May 1995.

COSTS  OF  CONSULTING  AND  COSTS  OF  LICENSES  AND  MAINTENANCE

COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  1995  AND  1994
Direct costs of consulting and training increased to $2.6 million in the three months ended June 30, 1995, from $2.4 million in the three months ended June 30, 1994. Direct costs of consulting and training were 74% of consulting training revenue in the three months ended June 30, 1995, as compared to 67% in the three months ended June 30, 1994.

The Company has already put in place a reorganization of the Development and Production Consulting Division which is aimed at reducing the cost of consulting revenue. Costs of licenses and maintenance were $1.4 million in the three months ended June 30, 1995 compared to $1.7 million in the three months ended June 30, 1994, in spite of increased software amortization of $1.4 million in 1995 up from $1.2 million in 1994. Total costs of licenses and maintenance were 83% of license and maintenance revenue in the three months ended June 30, 1995, as compared to 52% in the three months ended June 30, 1994. The higher cost percentages were the result of poor sales performance in the recent quarter.

Because of the uncertainty about collectibility of certain fixed fee contracts in the fourth quarter of 1994, the Company increased its reserve for doubtful accounts by $2,443,000. The Company recovered bad debt expenses were reduced by $235,000 in the current quarter for recoveries of items reserved in the fourth quarter of 1994.

COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  1995  AND  1994
Direct costs of consulting and training increased to $5.5 million in the six months ended June 30, 1995, from $4.9 million in the six months ended June 30, 1994. Direct costs of consulting and training were 74% of consulting training revenue in the six months ended June 30, 1995, as compared to 69% in the six months ended June 30, 1994.

Costs of licenses and maintenance were $3.3 million in the six months ended June 30, 1995, as compared to $3.3 million in the six months ended June 30, 1994, including software amortization of $2.8 million in 1995 and $2.4 million in 1994. Total costs of licenses and maintenance were 74% of license and maintenance revenue in the six months ended June 30, 1995, as compared to 51% in the six months ended June 30, 1994. As previously indicated, the expenses were reduced by $235,000 for recoveries of items reserved in the fourth quarter of 1994.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  1995  AND  1994
Selling, general and administrative expenses were $1.8 million in the three months ended June 30, 1995, and $1.9 million in the three months ended June 30, 1994.

COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  1995  AND  1994
Selling, general and administrative expenses were $3.6 million in the six months ended June 30, 1995, and $3.6 million in the six months ended June 30, 1994.

SOFTWARE  RESEARCH  AND  DEVELOPMENT

The following table summarizes total costs of development and enhancement of the Company's software products for the three and six months ended June 30, 1995 and 1994, the portion of these costs capitalized in accordance with FASB Statement No. 86, the portion charged to research and development expense, the portion of capitalized costs amortized, and the total amounts expensed and amortized.




                    Total                                                    Total
                  Software        Amount         Amount         Amount    Charges to
                Expenditures   Capitalized      Expensed      Amortized    Earnings
                -------------  ------------  ---------------  ----------  -----------
                                             (In thousands)

Three Months
Ended June 30,
1995            $       1,707  $      1,484  $           223  $    1,375  $     1,598
1994                    1,358         1,222              136       1,200        1,336

Six Months
Ended June 30,
1995                    3,229         2,929              300       2,750        3,050
1994                    2,784         2,470              314       2,400        2,714



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

COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  1995  AND  1994
During the three months ended June 30, 1995 and 1994, the Company reported net foreign exchange losses of $27,000 and $38,000, respectively, principally as a result of the strengthening of the British pound against the U.S. dollar.

COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  1995  AND  1994
During the six months ended June 30, 1995 and 1994, the Company reported net foreign exchange losses of $31,000 and $43,000, respectively, principally as a result of the strengthening of the British pound against the U.S. dollar.

INTEREST  INCOME  (EXPENSE)

The following table summarizes the components of interest income (expense) during the three and six months ended June 30, 1995 and 1994. The capitalized interest was included as a component of the capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.




                                                           Interest
                Interest      Interest        Interest      Income
                 Income       Incurred      Capitalized   (Expense)
                ---------  ---------------  ------------  ----------

                            (In thousands)
Three Months
Ended June 30,
1995            $      10  $         (130)  $         50  $     (70)
1994                    3            (276)            91       (182)

Six Months
Ended June 30,
1995                   17            (237)           100       (120)
1994                    5            (518)           184       (329)


INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

                         PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.  Not  applicable.

b. Reports on Form 8-K. On July 10, 1995 the Company filed a Form 8-K disclosing that its primary audit firm had resigned without issuing an opinion on the December 31, 1994 financial statements. The Company has subsequently filed two amendments to the Form 8-K. The first amendment filed on July 7, 1995 included the explanation of former auditors for their resignation. The second amendment filed on August 14, 1995 included the Company's comments on the explanation of former auditors for their resignation


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                 SCIENTIFIC SOFTWARE-INTERCOMP, INC.




August 12, 1996         /s/ George Steel
- ---------------         --------------------------------------------------------------
Date                    George Steel, Chairman, President and Chief Executive Officer
                        (a principal executive officer and director)



August 12, 1996         /s/ Barbara J. Cavallo
- ---------------         --------------------------------------------------------------
Date                    Barbara J. Cavallo, Financial Controller