Form 10-Q/A
period 1995-09-30
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1996-08-14
CIK 87822

15
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

                        COMMISSION FILE NUMBER 0-4882

                    SCIENTIFIC SOFTWARE-INTERCOMP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





COLORADO                                                                               84-0581776
- --------------------------------------------------------------  ---------------------------------
STATE (OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)  (IRS EMPLOYER IDENTIFICATION NO.)



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

                    (THIS FORM 10-Q/A INCLUDES 16 PAGES)
                                    INDEX







                                                       PAGE
                                                       ----


PART I.  FINANCIAL INFORMATION

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



                            SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                                CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                             September 30,    December 31,
                                                                 1995             1994
                                                            ---------------  --------------
ASSETS

Current Assets
 Cash and cash equivalents                                  $          284   $         588
 Accounts receivable, net of allowance for doubtful
   accounts of $4,441 and $4,617                                     6,610           6,145
 Work in progress                                                    5,341           4,973
 Other current assets                                                  782           1,055
                                                                             --------------
   Total current assets                                             13,017          12,761
                                                            ---------------  --------------

Software, net of accumulated amortization of
 $29,646 and $25,524                                                27,938          27,656

Property and Equipment, net of accumulated depreciation
 and amortization of $6,260 and $5,589                               1,580           1,917

Other Assets                                                         2,210           2,210
                                                            $       44,745   $      44,544
                                                            ===============  ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable and current portion of long-term obligations  $          399   $         286
 Note payable to bank                                                2,400           1,000
 Accounts payable                                                    3,122           2,703
 Accrued salaries and fringe benefits                                  989           1,387
 Accrued lease obligations                                             219             570
 Deferred maintenance and other revenue                              3,019           2,010
 Other current liabilities                                           1,269           1,339
   Total current liabilities                                        11,417           9,295
Accrued Lease Obligations                                              579             720
                                                            ---------------  --------------
Long-Term Obligations                                                  358             343
Convertible Debentures                                               1,660           1,750

Redeemable Preferred Stock
 Series A Convertible Preferred Stock, $5 par value;
 1,200,000 shares authorized, 800,000 shares issued
 and outstanding                                                     4,000           4,000
                                                            ---------------  --------------

Stockholders' Equity
 Common stock, no par value; $.10 stated value;
 25,000,000 shares authorized, 8,255,000 and
 8,056,000 shares issued and outstanding                               825             806
 Paid-in capital                                                    48,782          48,233
 Accumulated deficit                                               (22,374)        (20,046)
 Cumulative foreign currency translation adjustment                   (502)           (557)
                                                            ---------------  --------------
   Total stockholders' equity                                       26,731          28,436
                                                                             --------------
                                                            $       44,745   $      44,544
                                                            ===============  ==============


   The accompanying notes are an integral part of the consolidated financial statements.



                                         SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIOS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             Three       Months   Ended        Nine        Months        Ended
                                         September 30,                     September 30,
                                        ---------------                   ---------------
                                             1995                 1994         1995                       1994
                                        ---------------          -------  ---------------          ------------------


REVENUE
 Consulting and training                $        3,599           $4,403   $       11,077           $          11,524
 Licenses and maintenance                        1,528            2,943            6,049                       9,292
 Other                                             297               68              517                         242
                                                                          ---------------          ------------------
                                                 5,424            7,414           17,643                      21,058
                                        ---------------          -------  ---------------          ------------------

COSTS AND EXPENSES
 Costs of consulting and training                3,300            2,776            8,828                       7,638
 Costs of licenses and maintenance,
   including software amortization of
   $1,375, $1,200, $4,125 and $3,600             1,853            1,809            5,186                       5,071
 Contract cost accruals (reversals)                ---              ---              ---                          (4)
 Costs of other revenue                            178               41              311                         145
 Selling, general and administrative             1,259            2,006            4,858                       5,601
 Software research and development                 150               93              450                         407
                                                                          ---------------          ------------------
                                                 6,740            6,725           19,633                      18,858
                                        ---------------          -------  ---------------          ------------------

INCOME FROM OPERATIONS                          (1,316)             689           (1,990)                      2,200

Other Income (Expense)
 Interest income (expense)                         (51)              (8)            (171)           (337)        (43)
 Foreign exchange gains (losses)                    14              (13)             (17)                        (56)
                                        ---------------          -------  ---------------          ------------------

Income Before Income Taxes                      (1,353)             668           (2,178)                      1,807

Provision For Income Taxes                          50               25              150                         260
                                        ---------------          -------  ---------------          ------------------

NET INCOME (LOSS)                       $       (1,403)          $  643   $       (2,328)          $           1,547
                                        ===============          =======  ===============          ==================

Weighted Average Number of Common and
 Common Equivalent Shares Outstanding            8,191            8,338            8,152                       6,666
                                                                          ===============          ==================

Income (Loss)Per Common and Common
 Equivalent Share                       $        (0.17)          $ 0.08   $        (0.29)                       0.23
                                        ===============          =======  ===============          ==================




   The accompanying notes are an integral part of the consolidated financial statements.



                               SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)




                                                                     Nine        Months   Ended
                                                                 September 30,
                                                                ---------------
                                                                     1995                  1994
                                                                ---------------          --------


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $       (2,328)          $ 1,547
                                                                ---------------          --------
 Adjustments:
   Depreciation and amortization                                         4,665             4,140
   Contract cost accruals (reversals)                                        -                (4)
   Provision for losses on accounts receivable                            (168)               45
 Changes in operating assets and liabilities:
   Decrease in accounts receivable
     and work in progress                                                 (665)           (3,390)
   Increase (decrease) in other assets  `                                  273              (197)
   Decrease in accounts payable and
     accrued expenses                                                      (49)           (2,067)
   Decrease in accrued lease obligations                                  (582)             (374)
   Increase in deferred revenue                                          1,009               247
                                                                ---------------          --------
     Total adjustments                                                   4,483            (1,600)
                                                                ---------------          --------
     Net cash provided by operating activities                           2,155               (53)
                                                                ---------------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capitalized software costs                                             (4,404)           (4,017)
 Purchases of equipment                                                   (206)             (768)
     Net cash (utilized in) investing activities                        (4,610)           (4,785)
                                                                ---------------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sales of common stock                                                     568            10,710
 Bank borrowings                                                         1,400               104
 Repayments of bank borrowings                                               -            (5,132)
 Proceeds from (repayments of) other obligations                           128              (347)
     Net cash provided by financing activities                           2,096             5,335
                                                                ---------------          --------

Effect of exchange rates on cash                                            55               119
                                                                ---------------          --------
Net (decrease) increase in cash and cash equivalents                      (304)              616
Cash and cash equivalents at beginning of period                           588               139
                                                                ---------------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 284           $   755
                                                                ===============          ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
 Interest, net of amounts capitalized                           $          148           $   356
 Income taxes                                                              223               378
Exchange of convertible debenture for common stock                           -             1,750
Prior year compensation, services, and expenses paid in stock                -               343



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




                                                                                    (In thousands)


Revolving credit facility limit                                                     $         5,133
                                                                                    ===============

Borrowing base (limited by insurance coverage and amount of qualified receivables)
                                                                                    $         3,900
Amounts outstanding:
 Short-term cash borrowings                                                         $         2,400
 Letters of credit                                                                              955
                                                                                    ---------------
                                                                                    $         3,355
                                                                                    ===============

Credit available as of September 30, 1995                                           $           505
                                                                                    ===============


Interest rates applicable to short-term cash borrowings under the foreign portion of the credit facility are equal to the bank's prime rate of interest plus 1.5% Interest rates applicable to short-term cash borrowings related to the bank's payment, if any, under letters of credit issued under the domestic portion of the credit facility are equal to the bank's prime rate of interest plus 2.5%. At September 30, 1995, interest rates applicable to short-term cash borrowings were 10.25% and 11.25% for the foreign and domestic portions of the line of credit, respectively. The Company pays 2% annually for outstanding letters of credit. The agreement requires that the Company meet certain requirements regarding operating results and financial condition, and prohibits the Company from paying dividends without the bank's prior written consent.
The Company pays to the Export-Import Bank an annual fee of $67,500, equal to 1.5% of the amount of the guarantee. In addition, the Company is required to purchase credit insurance for foreign receivables only at a cost of 0.44% of the amount of the insured receivables.
In January 1995, the Company's United Kingdom subsidiary obtained a bank line of credit of $300,000 for working capital financing of its projects. This line of credit is collateralized by a letter of credit for $300,000, which was issued by the Company's primary bank pursuant to the revolving credit facility described above. Interest related to borrowings on the United Kingdom line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.75%. At September 30, 1995, the United Kingdom subsidiary had approximately $166,000 outstanding under the line of credit.
The Company's Canadian subsidiary has a bank line of credit of approximately $150,000 for working capital financing of its projects. At September 30, 1995, the Canadian subsidiary had no outstanding borrowings under this arrangement. Interest related to borrowings on the Canadian line of credit is charged at a rate per annum equal to the bank's prime rate of interest plus 1.25%.
NOTE  3  -  CONTINGENCIES
Other assets at September 30, 1995 and December 31, 1994 includes $470,000 related to a claim for costs incurred pursuant to a gas pipeline project in India. Depending on the amount collected on a claim by the primary contractor against the ultimate customer, the Company could receive up to $1.4 million. An allowance for doubtful accounts of $470,000 has been recorded as of September 30, 1995.
The Company's long-term services contracts generally include provisions for penalty charges for delay in the completion of contracts. In the first quarter of 1995, the Company did not complete a contract on a timely basis that could have resulted in significant penalties if the Company was determined to be at fault. Management believes failure to complete the project timely is due to the customer and that no penalties will be incurred. During the third quarter of 1995, the Company resolved the issue with the customer with no penalties being assessed and received full payment on the project.
On October 5, 1995, a claim was filed against the Registrant entitled, Marshall Wolf on his behalf and on behalf of all others similarly situated, Plaintiff vs. E.A. Breitenbach, R.J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc., in the United States District Court for the District of Colorado. The Complaint alleges that the Defendants, who include the current President and Chief Executive Officer of the Registrant, its current Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing misleading public statements with respect to financial results for the first three fiscal quarters of the Registrant's 1994 fiscal year arising out of the Company's contracts with value added resellers and the obligations of such customers to make payments under the contracts. The Plaintiff seeks to have the court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Registrant during the period from May 20, 1994 through July 10, 1995, with certain exclusions. It is the position of the Company and the other Defendants that no violation of securities laws or regulations occurred and that the Complaint is without merit. Accordingly, it is the intention of the Company and the other Defendants to vigorously defend the claims.
NOTE  4  -  INCOME  TAXES
The Company's income tax expense is primarily due to foreign taxes withheld at the source on sales in some foreign countries. Consequently, these taxes cause the Company's effective tax rate to vary from the Federal statutory rate and the Company incurred a current tax provision in spite of a loss in the current period.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY  AND  CAPITAL  RESOURCES
OVERALL FINANCIAL POSITION. At September 30, 1995, the Company's working capital ratio was 1.1 to 1 based on current assets of $13 million and current liabilities of $11.4 million. The Company's working capital ratio at December 31, 1994 was 1.4 to 1 based on current assets of $12.7 million and current liabilities of $9.2 million. Total stockholders' equity was $26.7 million at September 30, 1995 and $28.4 million at December 31, 1994. BANK REVOLVING CREDIT FACILITY
Effective October 15, 1995, the Company renewed its primary bank line of credit to March 31, 1996, which includes a loan agreement with the bank that provides for a revolving credit facility pursuant to which the Company may utilize up to $5.13 million for: (a) short-term borrowings for working capital purposes, and (b) the issuance of letters of credit for bid guarantees, performance bonds, and advance payment guarantees. The facility was reduced from $6.0 million.
Borrowings and outstanding letters of credit are collateralized by substantially all the Company's assets, excluding those of the Company's Canadian subsidiary. The maximum amount of cash borrowings and letters of credit that may be outstanding at any time is determined by a borrowing base formula related to available collateral. The credit facility consists of a foreign portion under which up to $4.5 million cash borrowings and letters of credit may be outstanding if sufficient collateral of foreign accounts receivable is available and a domestic portion under which up to $633,000 of letters of credit only may be outstanding if sufficient collateral of domestic accounts receivable is available.
The foreign portion of the credit facility is supported by a $4.5 million guarantee by the Export-Import Bank of the United States. In addition, the Company's primary bank has requested the Export-Import Bank to extend expiration of the guarantee to June 15, 1996 in anticipation of extending the revolving credit facility to a longer maturity after the bank has additional time to assess the Company's future performance.
As of September 30, 1995, the borrowing base, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:





                                                                                    (In thousands)


Revolving credit facility limit                                                     $         5,133
                                                                                    ===============

Borrowing base (limited by insurance coverage and amount of qualified receivables)
                                                                                    $         3,900
Amounts outstanding:
 Short-term cash borrowings                                                         $         2,400
 Letters of credit                                                                              955
                                                                                    ---------------
                                                                                    $         3,355
                                                                                    ===============

Credit available as of September 30, 1995                                           $           505
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




                     c

                     Total                                                 Total
                     Software         Amount        Amount     Amount      Charges to
                     Expenditures     Capitalized   Expensed   Amortized   Earnings
                     ---------------  ------------  ---------  ----------  -----------
                      (In thousands)
Three Months
Ended September 30,
1995                 $         1,625  $      1,475  $     150  $    1,375  $     1,525
1994                           1,640         1,547         93       1,200        1,293

Nine Months
Ended September 30,
1995                           4,854         4,404        450       4,125        4,575
1994                           4,424         4,017        407       3,600        4,007



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