Form 10-Q
period 1996-06-30
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1996-08-14
CIK 87822

2

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED

                                JUNE 30, 1996

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

YES          X                    NO

 NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE OUTSTANDING AT JULY 31, 1996:
                                 8,648,658

                     (This form 10-Q includes 14 pages)

                                    INDEX


PART  I.          FINANCIAL  INFORMATION




                                                                                         PAGE
                                                                                         ----


CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1996                                                3
 AND DECEMBER 31, 1995
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE                                         4
 AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE                                               5
 SIX MONTHS ENDED JUNE 30, 1996 AND 1995
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                  6
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   CONDITION AND RESULTS OF OPERATIONS     9
PART II.  OTHER INFORMATION                                                                14




                          SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                              CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                              June 30,    December 31,
                                                                1996          1995
                                                             ----------  --------------
ASSETS


Current Assets
 Cash and cash equivalents                                   $     115   $         419
 Accounts receivable, net of allowance for doubtful
   accounts of $3,967 and $3,811                                 3,873           6,614
 Work in progress                                                4,312           3,008
 Other current assets                                              389             423
                                                                         --------------
   Total current assets                                          8,689          10,464

Software, net of accumulated amortization and write-down of
 $31,924 and $30,924                                            10,190          10,190

Property and Equipment, net of accumulated depreciation
 and amortization of $6,583 and $6,223                           1,150           1,416

Other Assets                                                     1,485           1,842
                                                                21,514          23,912
                                                             ==========  ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable and current portion of long-term obligations           -             382
 Note payable to bank                                                -           2,870
 Accounts payable                                                2,150           3,375
 Accrued salaries and fringe benefits                            1,146           1,157
 Accrued lease obligations                                         280             375
 Deferred maintenance and other revenue                          2,559           2,712
 Other current liabilities                                       1,952           2,684
   Total current liabilities                                     8,087          13,555
                                                             ----------  --------------
Accrued Lease Obligations                                          252             333
Long-Term Obligations                                              262             284
Senior Secured Notes Payable                                     6,500               -
Convertible Debentures                                               -           1,630
   Total Long-Term Liabilities                                   7,014           2,247
                                                             ----------  --------------

Redeemable Preferred Stock
 Series A Convertible Preferred Stock, $5 par value;
 1,200,000 shares authorized, 800,000 shares issued and
 outstanding                                                     4,000           4,000
                                                             ----------  --------------

Stockholders' Equity
 Common stock, no par value; $.10 stated value;
 25,000,000 shares authorized, 8,649,000 and
 8,256,000 shares issued and outstanding                           865             825
 Paid-in capital                                                50,213          48,850
 Accumulated deficit                                           (48,039)        (44,970)
 Cumulative foreign currency translation adjustment               (626)           (595)
                                                             ----------  --------------
   Total stockholders' equity                                    2,413           4,110
                                                                         --------------
                                                             $  21,514   $      23,912
                                                             ==========  ==============


   The accompanying notes are an integral part of the consolidated financial statements.



                               SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                          Three     Months   Ended      Six      Months   Ended
                                         June 30,                     June 30,

                                           1996              1995       1996               1995
                                        ----------          -------  ----------          --------

REVENUE
 Consulting and training                $   2,833           $3,583   $   5,810           $ 7,478
 Licenses and maintenance                   1,725            1,726       3,533             4,521
 Other                                         49               57         156               221
                                                                     ----------          --------
                                            4,607            5,366       9,499            12,220
                                        ----------          -------  ----------          --------

COSTS AND EXPENSES
 Costs of consulting and training           1,894            2,649       4,403             5,528
 Costs of licenses and maintenance,
   including software amortization of
   $500, $1,375, $1,000 and $2,750          1,160            1,436       3,110             3,333
 Costs of other revenue                        29               69          93               133
 Selling, general and administrative        2,685            1,830       3,707             3,600
 Software research and development             85              223         155               300
                                                                     ----------          --------
                                            5,853            6,207      11,468            12,894
                                        ----------          -------  ----------          --------

(LOSS) FROM OPERATIONS                     (1,246)            (841)     (1,969)             (674)

Other (Expense)
 Loss contingency (expense)                  (900)               -        (900)                -
 Interest income (expense)                   (125)             (70)       (187)             (120)
 Foreign exchange gains (losses)               11              (27)          7               (31)
                                        ----------          -------  ----------          --------

(Loss) Before Income Taxes                 (2,260)            (938)     (3,049)             (825)

Provision For Income Taxes                     10               50          20               100
                                        ----------          -------  ----------          --------

NET (LOSS)                              $  (2,270)          $ (988)  $  (3,069)          $  (925)
                                        ==========          =======  ==========          ========

Weighted Average Number of Common and
 Common Equivalent Shares Outstanding       8,476            8,127       8,317             8,114
                                                                     ==========          ========

(Loss) Per Common and Common
 Equivalent Share                       $   (0.27)          $(0.12)  $   (0.37)          $ (0.12)



   The accompanying notes are an integral part of the consolidated financial statements.



                       SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                    Six Months   Ended   June 30,
                                                   ------------  -----  ----------
                                                       1996                1995
                                                   ------------         ----------




CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                        $    (3,069)         $    (925)
                                                   ------------         ----------
 Adjustments:
   Depreciation and amortization                         1,375              3,110
   Provision for losses on accounts receivable             546               (200)
   Loss contingency                                        900                  -
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable
     and work in progress                                  891               (803)
   Increase in other assets                                421                242
   (Decrease) in accounts payable and
     accrued expenses                                   (1,755)               (22)
   (Decrease) in accrued lease obligations                (176)              (404)
   Increase (decrease) in deferred revenue                (153)               503
                                                   ------------         ----------
     Total adjustments                                   2,049              2,426
                                                   ------------         ----------
     Net cash (utilized in) operating activities        (1,020)             1,501
                                                   ------------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capitalized software costs                             (1,000)            (2,929)
 Purchases of equipment                                   (109)              (234)
     Net cash (utilized in) investing activities        (1,109)            (3,163)
                                                   ------------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sales of common stock                                       -                228
 Bank line of credit borrowings (repayments)            (2,870)             1,300
 Proceeds from Senior Secured Notes                      5,000                  -
 Proceeds from (repayments of) other obligations          (274)               131
     Net cash provided by financing activities           1,856              1,659
                                                   ------------         ----------

Effect of exchange rates on cash                           (31)               (87)
                                                   ------------         ----------
Net (decrease) in cash and cash equivalents               (304)               (90)
Cash and cash equivalents at beginning of period           419                588
                                                   ------------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 115                498
                                                   ============         ==========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
 Interest, net of amounts capitalized              $       200          $     137



   The accompanying notes are an integral part of the consolidated financial statements.

                     SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1  -  UNAUDITED  INTERIM  INFORMATION
     This report includes the consolidated financial statements of Scientific Software-Intercomp, Inc., and its wholly-owned subsidiaries. The consolidated balance sheet as of December 31, 1995 is excerpted from the audited financial statements for the year then ended. The consolidated financial statements for the interim periods ended June 30, 1996 and 1995 reflect all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows, as of the dates and for the periods presented. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.
     Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among others, the financial strength and competitive pricing environment of the oil and gas service industry, product demand, market acceptance and new product development. Those and other risks are described in the Company's filings  with  the  Securities  and  Exchange  Commission.
     The Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.
NOTE  2  -  BANK  CREDIT  AGREEMENT.
     Effective April 1, 1996 the Company completed with Bank One a $1.5 million revolving credit facility that is available through April 15, 1997. The collateral for the line is the Company's accounts receivable from non-U.S. domiciled customers to the extent necessary to support the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary are collateral for The Lindner Dividend Fund ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") senior secured notes. (See Management's Discussion and
Analysis  of  Financial  Condition  and  Results  of  Operations.)
     The credit facility is supported by a $1.5 million guarantee from EximBank. The Company will pay prime interest rate minus 1.25% on the first $300,000 borrowed under the line and the prime interest rate on the balance. The Company pays EximBank a fee equal to 1.5% of the guarantee and is required to purchase credit insurance for foreign receivables.
     As of June 30, 1996 the balances of the revolving credit facility, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:




                                                                                                      (In thousands)

Revolving credit facility limit (limited by insurance coverage and amounts of qualified receivables)
                                                                                                      $         1,500
                                                                                                      ---------------

Amounts outstanding:
 Short-term cash borrowings                                                                                       -0-
 Letters of credit                                                                                                441
                                                                                                                  441
                                                                                                      ---------------
Credit available                                                                                      $         1,059
                                                                                                      ===============



     The Company at June 30, 1996 was in violation of certain covenants on its notes payable to Bank One, Lindner and Renaissance. All three parties have waived these violations as of June 30, 1996.
     The Company paid off the outstanding balance of its previous bank line of credit with the proceeds from the Lindner and Renaissance Senior Secured Notes. (See Management Discussion and Analysis of Financial Condition and Results of Operations.)
UNITED  KINGDOM  LINE  OF  CREDIT.
     The bank line of credit of the Company's United Kingdom subsidiary was terminated in May 1996 and the outstanding balance of $300,000 was repaid along with accrued interest. (See Management Discussion and Analysis of Financial Condition and Results of Operations.)
CANADIAN  LINE  OF  CREDIT.
     The bank line of credit of the Company's Canadian subsidiary was also terminated in May 1996. There were no outstanding borrowings under this facility.
NOTE  3  -  CONTINGENCIES
     To  the  knowledge  of  management, the only claims pending or threatened against  the  Company  or  any  of  its  subsidiaries  which  individually  or collectively could have a material adverse effect upon the Company or its financial condition are the following:
     Marshall Wolf, on his behalf and on behalf of all others similarly situated vs. E. A. Breitenbach, R. J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc. On October 5, 1995, a claim was filed in the United States District Court for the District of Colorado alleging that the Defendants, who include the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff seeks to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 30, 1994 through July 10, 1995, with certain exclusions, and the Company has not contested whether the claim constitutes a proper class action.
     The Defendants and the Plaintiff have reached agreement for settlement of the claim involving the payment of $1,100,000 in cash, to be provided by the Company's liability insurer, and the Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value is $900,000. The Company's Board of Directors has approved the settlement which has been viewed as an equitable and reasonable settlement. The Company recorded $900,000 loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim. The expense and total transaction has no adverse impact on total stockholders' equity. Completion of the settlement is subject to the execution of definitive documents and approval of the fairness of the settlement by the Court, with such completion anticipated to occur prior to year-end.
     Arbitration Number 70T 181 0038 96 D; Kinesix, a division of Scientific Software-Intercomp, Inc. and Kinesix (Europe) Ltd., an English Company -
Houston,  Texas.    The  Company, through Kinesix, a division of the Company,
entered into a Territory Distributor Agreement with Kinesix (Europe) Ltd. ("KEL"), an unaffiliated entity located in London, U.K. The Distributor
Agreement required under most circumstances a decision from the American Arbitration Association ("AAA") before its termination could be effective. On March 4, 1996 the Company commenced arbitration seeking declaration of termination of the Distributor Agreement and money due the Company in excess of $200,000. Thereafter, KEL in writing advised its customer base that it had ceased to trade in Kinesix products. As a result of this action by KEL and pursuant to the Distributor Agreement, the Company has declared the Distributor Agreement terminated without the requirement of arbitration. In the interim, on April 1, 1996 KEL filed an answer and counterclaim with the AAA and asserts damages that exceed $1 million without substantiation. It is the opinion of the Company and its counsel that KEL's claim is without merit and the Company is vigorously defending the claim.
     The  Company  has  filed  a  claim  for  costs incurred pursuant to a gas pipeline project in India. Depending on the amount collected on a claim by the primary contractor against the ultimate customer the Company could receive up to $1.4 million. No amount has been accrued related to the potential settlement.
NOTE  4  -  INCOME  TAXES
     The Company's income tax expense is primarily due to foreign taxes withheld at the source on sales in some foreign countries. Consequently, these taxes cause the Company's effective tax rate to vary from the Federal statutory rate and the Company incurred a current tax provision in spite of a loss in the current period.
NOTE  5  -  NON-CASH  ITEMS
     Non-cash activities which occurred during the six months ended June 30, 1996 resulted in an increase in common stock and additional paid-in capital of $1.4 million comprised of the following:




                                              Additional Paid-
                                 Common Stock   in Capital       Total
                                 ------------  ------------      -----
                                              (In Thousands)
Conversion of Renaissance Debt   $       28   $       212      $     240
Loss contingency                          -           900            900
Employee Stock Ownership Plan/
Employee Stock Ownership Scheme
Contribution & Employee Stock
Purchases                                 8           180            188
Other                                     4            71             75
                                 __________   ___________      _________
                                 $       40   $     1,363      $   1,403
                                 ==========   ===========      =========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY  AND  CAPITAL  RESOURCES
OVERALL FINANCIAL POSITION. At June 30, 1996, the Company's working capital ratio was 1.07 to 1, based on current assets of $8.7 million and current liabilities of $8.1 million. The Company's working capital ratio at December 31, 1995, was .77 to 1.
     In April and May 1996 the Company completed the following financing and restructuring of convertible debentures and bank revolving line of credit:
- -      In April 1996 Lindner Funds, a 14% shareholder in the Company, invested
$5 million in the Company in exchange for a senior secured note at 7% payable in five years and non-detachable warrants to purchase 1.5 million shares of SSI no par value common stock at $3.00 per share for five years.
- -       In April 1996 Renaissance Capital Partners II, Ltd. converted $250,000 of principal of its convertible debentures for 282,218 shares of the Company's no par value common stock and converted the balance of $1,500,000 principal of its convertible debentures into a senior secured note at 7% payable in five years and a non-detachable stock purchase right to acquire 450,000 shares of SSI no par value common stock at $3.00 per share for five years. The terms of the secured note and non-detachable stock purchase right are substantially equal to those issued to Lindner Funds.
- -     Effective April 1, 1996 the Company's primary bank and the Export-Import
Bank  of  the  United States restructured and renewed a bank line of credit to
April  15,  1997.   Under the terms of the agreement, the Company paid off the existing  $2,870,000  outstanding  on  the  Company's  bank  revolving line of
credit.    The  Company's  primary bank established a revolving line of credit pursuant to which the Company may utilize up to $1.5 million for (a) short-term borrowings for working capital purposes and (b) the issuance of letters of credit for bid guarantees, performance bonds and advance payment guarantees.
     The Lindner and Renaissance transactions will be accounted for under Accounting Principles Board (APB) Opinion Number 14 (accounting for convertible debt and debt issued with stock purchase warrants) whereby the notes and the non-detachable warrants will be treated as a single obligation and no separate value is assigned to the warrants.
     The Company believes with the completion of the financing and restructuring of the convertible debentures and bank revolving line of credit explained above and provided that the Company resumes generating cash flow from operations that (a) amounts expected to continue to be available under the Company's revolving credit facility and (b) internally generated funds should provide the Company with sufficient liquidity and working capital to meet its anticipated operating needs. There can be no assurance, however, that the Company will generate sufficient cash flow from operations to meet its future operating needs or be successful in obtaining any required additional debt or equity financing.
RESULTS  OF  OPERATIONS
REVENUE
     Total revenues for the three months ended June 30, 1996 decreased 14% to $4.6 million compared to $5.4 million for the three months ended June 30,
1995.    The  decrease  resulted  from  lower revenues in both Exploration and
Production (E&P) Consulting and The Petroleum Workbench divisions (a decrease of $0.5 million and $0.6 million respectively) offset by an increase in revenues in the Pipeline and Facilities (P&F) Division ($0.1 million) and in the Kinesix Division ($0.1 million).
     Total revenues for the six months ended June 30, 1996 decreased 22% to $9.5 million compared with $12.2 million for the six months ended June 30,
1995.    All  divisions  except  for the Kinesix division which reported a 12%
increase in revenues were below reported revenues for the same period in 1995.
 The P&F Division revenues declined 16% from a year ago due primarily to lower software sales offset by an increase in consulting and training revenue. The
E & P Consulting Division reported a decrease in revenue of 24% due primarily to the completion of a large consulting project in the African region in 1995. The Petroleum Workbench Division reported a 33% decrease in sales due primarily to the award of two large contracts in 1995.




               Three  Months  Ended     Six   Months  Ended
                       June 30,              June 30,
                ---------  ---------  -----------  -------
                  1996       1995        1996       1995
                ---------  ---------  -----------  -------
                              (In     Thousands)


E&P Consulting  $   1,819  $   2,274  $     3,806  $ 5,022
Workbench           1,054      1,654        2,265    3,373
P&F Division        1,203      1,076        2,375    2,826
Kinesix               531        362        1,053      941
Other                   -          -            -       57
Total Revenue   $   4,607  $   5,366  $     9,499  $12,219
                =========  =========  ===========  =======



COSTS  FROM  OPERATIONS
     In the second quarter of 1996, management took steps to reduce overhead and non-billable staff head count and other costs, and to establish direct accountability for profitability and cash performance at division management level. The benefits from these measures will be realized in direct costs in the third and fourth quarters of 1996.
     Direct costs (defined as the sum of costs of consulting and training plus the cost of licenses and maintenance plus the costs of other revenue) for the three months ended June 30, 1996 decreased to $3.1 million compared to $4.2 million for the three months ended June 30, 1995. Direct costs were 67% of total revenue compared to 77% of revenue for the three months ended June 30, 1996 and 1995, respectively.
     Direct costs for the six months ended June 30, 1996 decreased to $7.6 million compared with $9.0 million for the six months ended June 30, 1995. The direct costs were 80% of total revenue in the six months ended June 30, 1996 compared to 74% of revenue in the six months ended June 30, 1995. In second quarter ended June 30, 1996, the Company recorded a bad debt provision of $.2 million in compliance with the Company's adopted policy relating to over six months old receivables.
SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
     The benefits from the measures taken by management (discussed above) will be realized in selling, general and administrative expense in the third and fourth quarters of 1996.
     Selling, general and administrative expenses for the three months ended June 30, 1996 increased to $2.7 million compared with $1.8 million in the three months ended June 30, 1995. Provisions for expenses of $0.4 million relating to severance costs for staff reductions in second quarter and audit costs are included in second quarter 1996 costs.
     Selling, general and administrative expenses for the six months ended June 30, 1996 were $3.7 million compared with $3.6 million the six months ended June 30, 1995.
LOSS  CONTINGENCY
     The Company recorded $900,000 loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim (See Note 3 - Contingencies). The total settlement value is $2,000,000 with $1,100,000 being paid in cash by the Company's liability insurer and the Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement with the number of warrants to be such that their aggregate value is $900,000. The Company's Board of Directors has approved the settlement which has been viewed as an equitable and reasonable settlement. The expense and total transaction has no adverse impact on total stockholders' equity.
LOSS  FROM  OPERATIONS
     Loss from operations for the three months ended June 30, 1996 increased to a $1.2 million loss from a $0.8 million loss for the same period of 1995. Operational losses, before bad debt provisions and the provisions for expenses discussed above, were approximately the same in the first quarter of 1996 as in the second quarter of 1996. The Company showed a loss before income taxes of $2.3 million in the three months ended June 30, 1996 compared to a loss before taxes of $.9 million in the three months ended June 30, 1995.
     Loss from operations for the six months ended June 30, 1996 increased to a $2.0 loss from a $.7 million loss for the same reporting period of 1995. The Company reported a loss before income taxes of $3.0 in the six monthes ended June 30, 1996 compared to a loss before taxes of $0.8 million in the six months ended June 30, 1996.
     The Company's backlog at June 30, 1996 was $7.9 million. SOFTWARE RESEARCH AND DEVELOPMENT
     The following table summarizes total costs of development and enhancement of the Company's software products for the three and six months ended June 30, 1996 and 1995, The Company's capitalized costs are accounted for in accordance with FASB Statement No. 86.




                                              Three Months Ended    Six  Months Ended
                                                   June 30,             June 30,
                                              ---------  ---------  ------  ------
                                                1996       1995      1996    1995
                                              ---------  ---------  ------  ------


Software expenditures
 Capitalized software costs                   $     500  $   1,484  $1,000  $2,929
 Cost charged directly to operations                 85        223     155     300
 Total software expenditures                  $     585  $   1,707  $1,155  $3,229
                                              =========  =========  ======  ======

Software expenses charged to earnings
 Cost charged directly to operations          $      85  $     223  $  155  $  300
 Amortization of capitalized software               500      1,375   1,000   2,750
 Total software expenses charged to earnings  $     585  $   1,598  $1,155  $3,050
                                              =========  =========  ======  ======




     The Company has continued its commitment to the development and enhancement of its software products. Management has also developed a new policy to limit future capitalization of software development costs. It is anticipated that annual amounts of software capitalization will represent a substantially lower percentage of total research and development costs and will approximately equal the annual amortization of capitalized software costs of approximately $2 million per year.
FOREIGN  EXCHANGE  GAINS  (LOSSES)
     The Company's foreign exchange gains and losses relate principally to the effects of fluctuations in the exchange rate of the British pound on transactions of the Company's subsidiary in the United Kingdom that are
denominated  in  other  currencies.    During the three months ended June 30,
1996, the Company reported a net foreign exchange gain of $11K compared with a loss of $27K for the three months ended June 30, 1995. The Company reported a net foreign exchange gain of $7K for the six months ended June 30, 1996 compared with a net loss of $31K for the six months ended June 30, 1995. The reported exchange gains and losses were principally related to fluctuations between the British pound and the U.S. dollar.
INTEREST  INCOME  (EXPENSE)
     The following table summarizes the components of interest income (expense) during the three and six months ended June 30, 1996 and 1995. The capitalized interest was included as a component of the capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.




                                Three Months Ended      Six Months Ended
                                     June 30,                 June 30,
                               ----------  ----------  -----------  ------
                                  1996        1995        1996       1995
                               ----------  ----------  -----------  ------
                                              (In      Thousands)


Interest income                $       6   $      10   $       13   $  17
Interest incurred                   (161)       (130)        (255)   (237)
Interest capitalized                  30          50           55     100
                                                                    ------
Net interest income (expense)  $    (125)  $     (70)  $     (187)  $(120)
                               ==========  ==========  ===========  ======



INFLATION
     The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

STOCK  BASED  COMPENSATION
     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as of January 1, 1996. SFAS No. 123 allows for the Company to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under the intrinsic value method. The Company issued 445,000 stock options to employees during the three months ended June 30, 1996, a portion of which were issued to terminated officers in conjunction with their severance arrangements.
     The following table summarizes the difference between the fair value and intrinsic value methods and the proforma net loss and loss per share amounts for the three and six months ended June 30, 1996 had the Company adopted the fair value based method of accounting for stock-based compensation.




                                   Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                   ---------  ---------  ----------  ------
                                     1996       1995        1996      1995
                                   ---------  ---------  ----------  ------
                                                 (In Thousands)


Difference between fair value
and intrinsic value methods
(additional compensation expense)       695        -0-         974     -0-
Net loss                             (2,965)      (988)     (4,043)   (925)
(Loss) per share                      (0.35)     (0.12)      (0.47)  (0.12)


                         PART II.  OTHER INFORMATION
ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
a.    EX-1  -  Financial  Data  Schedule.
b.    Reports  on  Form  8-K.
The Company filed a Form 8-K on January 15, 1996, announcing the appointment of George Steel as its President and Chief Operating Officer.
The Company filed a Form 8-K on May 3, 1996 to give notice of the completion of a financing transaction with the conversion of the Renaissance Capital Partners II, Ltd. debentures for shares.
The  Company filed a Form 8-K on May 14, 1996 announcing the resignation of E.
A. Breitenbach, Chairman and Chief Executive Officer, and Ronald J. Hottovy, Chief Financial Officer, and the appointment of George Steel as Chairman, President and Chief Executive Officer, all of which are effective May 15, 1996.
                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                 SCIENTIFIC SOFTWARE-INTERCOMP, INC.




August 13, 1996                                                                                     /s/ George Steel
- ---------------                                       --------------------------------------------------------------
Date                                                  George Steel, Chairman, President and Chief Executive Officer
                                                      (a principal executive officer and director)



August 13, 1996                                       /s/ Barbara J. Cavallo
- ---------------                                       --------------------------------------------------------------
Date                                                  Barbara J. Cavallo, Financial Controller