Form 10-Q/A
period 1995-09-30
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1996-10-31
CIK 87822

2

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 FORM 10-Q/A
                        (AS AMENDED OCTOBER 30, 1996)

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

                        COMMISSION FILE NUMBER 0-4882

                    SCIENTIFIC SOFTWARE-INTERCOMP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)






COLORADO                                                                               84-0581776
--------------------------------------------------------------  ---------------------------------
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

                     (This form 10-Q includes 14 pages)

                                  EXHIBIT INDEX
                           Exhibit          Page
                 Number     Exhibit Description     No.




27          Financial  Data  Schedule



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                  SCIENTIFIC SOFTWARE-INTERCOMP, INC.




October 30, 1996                                                                                     /s/ George Steel
----------------                                       --------------------------------------------------------------
Date                                                   George Steel, Chairman, President and Chief Executive Officer
                                                       (a principal executive officer and director)



October 30, 1996                                       /s/ Barbara J. Cavallo
----------------                                       --------------------------------------------------------------
Date                                                   Barbara J. Cavallo, Financial Controller