Form 10-Q
period 1996-09-30
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1996-11-20
CIK 87822

13



                                      1
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED

                              SEPTEMBER 30, 1996

                                      OR

           (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(D)
                     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 0-4882

                    SCIENTIFIC SOFTWARE-INTERCOMP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


COLORADO                                      84-0581776
--------------------------------------------------------------------
  STATE (OR OTHER JURISDICTION     (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)


               1801 CALIFORNIA STREET, DENVER, COLORADO 80202
------------------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)






                              (303) 292-1111
------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)





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



                                YES  X  NO
                                     -




   NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE OUTSTANDING AT OCTOBER 31,
                                    1996:

                                  8,840,000
                                  ---------




                     (This form 10-Q includes 22 pages)

                                    INDEX

                                                                PAGE
                                                                ----
PART I - FINANCIAL STATEMENTS

 Item 1 - Financial Statements

   Consolidated Balance Sheet at September 30, 1996                3

   Consolidated Statements of Operations for the Three             4
     and Nine Months ended September 30, 1996

   Consolidated Statement of Cash Flows for the                    5
     Nine Months ended September 30, 1996

   Notes to Consolidated Financial Statements                      6

   Management's Discussion and Analysis of Financial Condition    11
     and Results of Operations

PART II.  OTHER INFORMATION

 Item 1 - Legal Proceedings                                       19

 Item 6 - Exhibits and Reports on Form 8-K                        21


                     SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                         CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                              September 30,
                                                                  1996
                                                             ---------------
ASSETS
Current Assets
 Cash and cash equivalents                                   $        2,383
 Accounts receivable, net of allowance for doubtful
  accounts of $1,891. . . . . . . . . . . . . . . . . . . .           3,693
 Work in progress                                                     3,818
 Other current assets                                                   360
   Total current assets . . . . . . . . . . . . . . . . . .          10,254

Software, net of accumulated amortization and write-down of
 $28,500                                                              9,551

Property and Equipment, net of accumulated depreciation
 and amortization of $6,308                                             911

Other Assets                                                          1,465
                                                             $       22,181
                                                             ===============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable to bank                                        $          750
 Accounts payable                                                     1,415
 Accrued salaries and fringe benefits                                   783
 Accrued lease obligations                                              193
 Deferred maintenance and other revenue                               2,055
 Other current liabilities                                            3,104
   Total current liabilities. . . . . . . . . . . . . . . .           8,300
                                                             ---------------
Accrued Lease Obligations                                               235
Long-Term Obligations                                                   250
Senior Secured Notes Payable                                          6,500
   Total long-term liabilities. . . . . . . . . . . . . . .           6,985
                                                             ---------------

Redeemable Preferred Stock
 Series A Convertible Preferred Stock, $5 par value;
 1,200,000 shares authorized, 800,000 shares issued and
 outstanding. . . . . . . . . . . . . . . . . . . . . . . .           4,000
                                                             ---------------

Stockholders' Equity
 Common stock, no par value; $.10 stated value;
  25,000,000 shares authorized, 8,827,000
   shares issued and outstanding. . . . . . . . . . . . . .             883
 Paid-in capital                                                     50,351
 Accumulated deficit                                                (47,718)
 Cumulative foreign currency translation adjustment                    (620)
                                                             ---------------
   Total stockholders' equity . . . . . . . . . . . . . . .           2,896
                                                             $       22,181
                                                             ===============



   The accompanying notes are an integral part of the consolidated financial statements


                                       SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                               Three Months Ended
                                                                                               September 30, 1996
                                                                                              --------------------
REVENUE
 Consulting and training                                                                      $             3,300
 Licenses and maintenance                                                                                   1,512
 Other                                                                                                         76
                                                                                                            4,888
                                                                                              --------------------

COSTS AND EXPENSES
 Costs of consulting and training                                                                           2,075
 Costs of licenses and maintenance,   including software    amortization of $500 and $1,500
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,081
 Costs of other revenue                                                                                        45
 Selling, general and administrative                                                                        1,426
 Recovery of accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (1,568)
 Software research and development                                                                             99
                                                                                                            3,158
                                                                                              --------------------

INCOME (LOSS) FROM OPERATIONS                                                                               1,730

OTHER EXPENSE
 Loss contingency expense                                                                                       -
 Interest expense, net                                                                                       (100)
 Foreign exchange losses                                                                                      (64)
                                                                                              --------------------

Income (Loss) Before Income Taxes                                                                           1,566

Provision For Income Taxes                                                                                     10
                                                                                              --------------------

Income (Loss) from Continuing Operations                                                                    1,556

Discontinued operation (Note 6)
 Loss from operations of Kinesix division                                                                    (757)
 Loss on disposal of Kinesix division                                                                        (478)
                                                                                              --------------------

NET INCOME (LOSS)                                                                             $               321
                                                                                              ====================

Weighted Average Number of Common and
 Common Equivalent Shares Outstanding                                                                       8,707
                                                                                              ====================

Income (Loss) Per Common Share:
 Continuing operations                                                                        $              0.18
 Discontinued operation                                                                                     (0.14)
   Net Income (Loss)                                                                          $              0.04
                                                                                              ====================



                                                                                               Nine Months Ended
                                                                                               September 30, 1996
                                                                                              --------------------

REVENUE
 Consulting and training                                                                      $             8,883
 Licenses and maintenance                                                                                   4,244
 Other                                                                                                        207
                                                                                                           13,334
                                                                                              --------------------

COSTS AND EXPENSES
 Costs of consulting and training                                                                           5,798
 Costs of licenses and maintenance,   including software    amortization of $500 and $1,500
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,671
 Costs of other revenue                                                                                       124
 Selling, general and administrative                                                                        5,158
 Recovery of accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (1,568)
 Software research and development                                                                            254
                                                                                                           13,437
                                                                                              --------------------

INCOME (LOSS) FROM OPERATIONS                                                                                (103)

OTHER EXPENSE
 Loss contingency expense                                                                                    (900)
 Interest expense, net                                                                                       (287)
 Foreign exchange losses                                                                                      (72)
                                                                                              --------------------

Income (Loss) Before Income Taxes                                                                          (1,362)

Provision For Income Taxes                                                                                     30
                                                                                              --------------------

Income (Loss) from Continuing Operations                                                                   (1,392)

Discontinued operation (Note 6)
 Loss from operations of Kinesix division                                                                    (878)
 Loss on disposal of Kinesix division                                                                        (478)
                                                                                              --------------------

NET INCOME (LOSS)                                                                             $            (2,748)
                                                                                              ====================

Weighted Average Number of Common and
 Common Equivalent Shares Outstanding                                                                       8,456
                                                                                              ====================

Income (Loss) Per Common Share:
 Continuing operations                                                                        $             (0.16)
 Discontinued operation                                                                                     (0.16)
   Net Income (Loss)                                                                          $             (0.32)
                                                                                              ====================



   The accompanying notes are an integral part of the consolidated financial statements.


                     SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                     Nine Months Ended
                                                     September 30, 1996
                                                    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                           $            (2,748)
                                                    --------------------
 Adjustments:
   Depreciation and amortization                                  1,909
   Provision for losses on accounts receivable . .               (1,108)
   Loss contingency. . . . . . . . . . . . . . . .                  900
 Changes in operating assets and liabilities:
   Decrease in accounts receivable
     and work in progress. . . . . . . . . . . . .                3,320
   Decrease in other assets. . . . . . . . . . . .                  470
   Decrease in accounts payable and
    accrued expenses . . . . . . . . . . . . . . .               (1,195)
   Decrease in accrued lease obligations . . . . .                 (280)
   Decrease in deferred revenue. . . . . . . . . .                 (474)
     Net cash provided by continued operations . .                  794
     Net cash utilized in discontinued operations.                  (28)
                                                    --------------------
     Net cash provided by operating activities . .                  766
                                                    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capitalized software costs                                      (1,500)
 Purchases of equipment. . . . . . . . . . . . . .                  (27)
     Net cash utilized in investing activities . .               (1,527)
                                                    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Bank line of credit borrowings                                     750
 Bank line of credit (repayments). . . . . . . . .               (2,870)
 Proceeds from Senior Secured Notes. . . . . . . .                5,000
 Proceeds from (repayments of) other obligations .                 (130)
     Net cash provided by financing activities . .                2,750
                                                    --------------------

Effect of exchange rates on cash                                    (25)
                                                    --------------------
Net increase in cash and cash equivalents                         1,964
Cash and cash equivalents at beginning of period                    419
                                                    --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $             2,383
                                                    ====================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
 Interest                                           $               388



   The accompanying notes are an integral part of the consolidated financial statements.

                     SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  UNAUDITED  INTERIM  INFORMATION

     This report includes the consolidated financial statements of Scientific Software-Intercomp, Inc., (the Company) and its wholly-owned subsidiaries. The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company is preparing its response to those comments. Resolution of some of the comments may result in certain revisions of those Forms and of the financial statements therein, which would cause comparative information that would be presented in this report to require revision. Accordingly, the Company has not included any comparative financial information in this Form 10-Q. When comments made by the SEC have been satisfactorily resolved, the Company will amend this Form 10-Q to include comparative data for prior periods. The consolidated financial statements for the interim periods ended September 30, 1996 reflect all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of the Company, are necessary to fairly present the results of operations, financial position, and cash flows, as of the dates and for the periods presented. Such adjustments were solely of a normal recurring nature.
 Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among others, the financial strength and competitive pricing environment of the oil and gas service industry, product demand, market acceptance and new product development. Those and other risks are described in the Company's filings with the SEC.

NOTE  2  -  NON-CASH  ITEMS

     Non-cash activities which occurred during the nine months ended September 30, 1996 resulted in an increase in common stock and additional paid-in capital of $1.4 million comprised of the following:


                                                 Additional Paid-in Capital
                                 Common Stock                                 Total
                                ---------------                               ------
                                 (In thousands)
Conversion of Renaissance Debt  $            28  $                       212  $  240
Loss contingency                                                         900     900
Purchases                                     8                          180     188
Other                                         4                           71      75
                                                                              ------
                                $            40  $                     1,363  $1,403
                                ===============  ===========================  ======

NOTE  3  -  BANK  CREDIT  AGREEMENT

UNITED  STATES  LINES  OF  CREDIT.

     Effective April 1, 1996 the Company completed with Bank One a $1.5 million revolving credit facility that is available through April 15, 1997. The collateral for the line is the Company's accounts receivable from non-U.S. domiciled customers to the extent necessary to collateralize the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary are collateral for The Lindner Dividend Fund ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") senior secured notes.

     The credit facility is supported by a $1.5 million guarantee from EximBank. The Company will pay 1.25% less than the prime rate of interest on the first $300,000 borrowed under the line and the prime interest rate on the balance. The Company pays EximBank a fee equal to 1.5% of the guarantee and is required to purchase credit insurance for foreign receivables.
     As of September 30, 1996 the balances of the revolving credit facility, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:


                                              (In thousands)
Revolving credit facility limit (limited by
 insurance coverage and amounts of
 qualified receivables)                       $         1,500
                                              ---------------

Amounts outstanding:
 Short-term cash borrowings                               750
 Letters of credit                                        495
                                                        1,245
                                              ---------------
Credit available                              $           255
                                              ===============


     Under the terms of the new bank credit agreement, in April 1996 the Company repaid the $2.9 million balance then owed pursuant to the previous line of credit, using proceeds from the Lindner and Renaissance Senior Secured Notes. In October 1996, the Company repaid the amount outstanding pursuant to the new bank credit agreement at September 30, 1996 of $750,000.

UNITED  KINGDOM  LINE  OF  CREDIT.

     The term of a bank line of credit of the Company's United Kingdom subsidiary ended in May 1996 and the outstanding balance of $300,000 was repaid along with accrued interest.

CANADIAN  LINE  OF  CREDIT.

     The term of a bank line of credit of the Company's Canadian subsidiary ended in May 1996. There were no outstanding borrowings under this facility.

NOTE  4  -  LINDNER  AND  RENAISSANCE  FINANCING  AGREEMENTS

     In April and May 1996 the Company completed the following financing and restructuring of convertible debentures:

- In April 1996 Lindner Funds, then a 14% shareholder in the Company, invested $5 million in the Company in exchange for a senior secured note at 7% payable in five years and non-detachable warrants to purchase 1.5 million shares of the Company's common stock at an exercise price of $3.00 per share for five years. Lindner Funds is currently a 19% shareholder of the Company.

- In April 1996 Renaissance Capital Partners II, Ltd. converted $250,000 of principal of its convertible debentures for 282,218 shares of the Company's common stock and converted the balance of $1.5 million principal of its convertible debentures into a senior secured note at 7% payable in five years and a non-detachable stock purchase right to acquire 450,000 shares of the Company's common stock at an exercise price of $3.00 per share for five years.
 The terms of the secured note and non-detachable stock purchase right are substantially the same as for those issued to Lindner Funds.

     The Lindner and Renaissance transactions will be accounted for under Accounting Principles Board (APB) Opinion Number 14 (accounting for convertible debt and debt issued with stock purchase warrants) by accounting for the notes and the non-detachable warrants as a single obligation with no separate value assigned to the warrants.

     The Company has completed the financing and restructuring of the convertible debentures and the bank revolving line of credit described above. The Company believes that, provided it resumes generating positive cash flow from operations as a result of the cost and other measures discussed in Management's Discussion and Analysis of Results of Operations and Financial
Position: (a) funds expected to be available under the Company's revolving credit facility and (b) internally generated funds should provide the Company with sufficient liquidity and working capital to meet its anticipated short-term and long-term operating needs. There can be no assurances, however, that the Company will generate sufficient positive cash flow from operations to meet its future operating needs or be successful in obtaining any required additional debt or equity financing.

NOTE  5  -  INCOME  TAXES

     The Company's income tax expense is primarily due to foreign taxes withheld at the source on sales in some foreign countries. Consequently, these taxes cause the Company's effective tax rate to vary from the Federal statutory rate and the Company incurred a current tax provision in spite of a loss in the current period.

NOTE  6  -  DISPOSAL  OF  KINESIX  DIVISION

     On October 9, 1996, the Company announced the execution of final contracts for the previously announced sale of the net assets and business of its graphical user interface segment, otherwise known as the Kinesix division, to a group including the former President of the Kinesix division. The sale of this segment of the Company's business was part of management strategy to narrow the focus of the Company's activities to its primary market of the oil and gas industry. The consideration to the Company in the transaction was $410,000 including cash of $376,000 which was received by the Company in October 1996, a note receivable for $32,000, and the purchaser's assumption of liabilities totaling $59,000. The measurement date for accounting for the disposal was August 26, 1996, the date on which management decided to sell the Kinesix division and the disposal date was September 3, 1996, the effective date of the transaction. The transaction resulted in a loss on disposal of $478,000, which includes estimated losses to be incurred by the Kinesix division from the measurement date to the date of disposal of $66,000. From the measurement date to the balance sheet date of September 30, 1996, the Company incurred a net loss of $66,000 in operating the Kinesix division, which was charged to a reserve that was recorded in accounting for the loss on disposal. Loss from operation of the discontinued segment from January 1, 1996 to the measurement date was $878,000, including recognition of an expense of $674,000 related to an award against the Company by the American
Arbitration  Association,  which  is  discussed  in  Note  7.

NOTE  7  -  CONTINGENCIES

     To the knowledge of management, the only claims pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company or its financial condition are the following:

     Marshall Wolf, on his behalf and on behalf of all others similarly situated vs. E. A. Breitenbach, R. J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc. On October 5, 1995, a claim was filed in the United States District Court of the District of Colorado alleging that the Defendants, who include the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff seeks to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 30, 1994 through July 10, 1995, with certain exclusions, and the Company has not contested whether the claim constitutes a proper class action.

     The Defendants and the Plaintiff have reached agreement for settlement of the claim involving the payment of $1,100,000 in cash, to be provided by the Company's liability insurer in a court-supervised escrow account, and the
Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value is $900,000. While it remained the position of the Company that the claim was without merit, the Company concluded that the foregoing settlement is in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required for such defense. The Company recorded a $900,000 loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim in accordance with Question 1 of SAB Topic 5:Y. The expense and total transaction has no adverse impact on total stockholders' equity. Completion of the settlement is subject to final approval of the fairness of the settlement by the Court, with such completion anticipated to occur in April 1997.

     Arbitration Number 70T 181 0038 96 D; Kinesix, a division of Scientific Software-Intercomp, Inc. and Kinesix (Europe) Ltd., an English Company -
Houston,  Texas.    The  Company, through Kinesix, a division of the Company,
entered into a Territory Distributor Agreement with Kinesix (Europe) Ltd. ("KEL"), an unaffiliated entity located in London, U.K. The Distributor
Agreement required under most circumstances a decision from the American Arbitration Association ("AAA") before its termination could be effective. On March 4, 1996 the Company commenced arbitration seeking declaration of termination of the Distributor Agreement and money due the Company for receivables outstanding as of December 31, 1995 of $296,000 for which the Company had fully provided. Thereafter, KEL in writing advised its customer base that it had ceased to trade in Kinesix products. As a result of this action by KEL and pursuant to the Distributor Agreement, the Company has declared the Distributor Agreement terminated without the requirement of arbitration. In the interim, on April 1, 1996 KEL filed an answer and counterclaim with the AAA and asserts damages that exceed $1 million without substantiation. It is the opinion of the Company and its counsel that KEL's claim is without merit and the Company is vigorously defending the claim.

     On October 1, 1996, a panel of the American Arbitration Association made an award in favor of KEL against the Company in the aggregate amount of
$674,000. Such award was totally unanticipated by the Company and its counsel. On October 21, 1996, the Company filed a petition in a Texas state court seeking to have the award vacated on the grounds that the arbitrators erroneously denied the Company's request for a postponement of the arbitration hearing which prejudiced the Company in view of the claimant's failure to meet its obligation to disclose material testimony to be given at the hearing and that the arbitrators made a gross mistake of law in failing to apply a release and waiver given by the claimant following its knowledge of the complained of acts of the Company. A response to the petition has not yet been filed. The Company and its counsel cannot predict the outcome of such a proceeding. The Company has recognized an expense for the amount of the $674,000 award, which has been included in the loss from operation of the discontinued Kinesix division for the three and nine month periods ended September 30, 1996 and included a liability for $674,000 in the balance sheet as part of other current liabilities.

     Claim related to Gas Pipeline Project. The Company has filed a claim for costs incurred pursuant to a gas pipeline project in India. Depending on the amount collected on a claim by the primary contractor against the ultimate customer the Company could receive up to $1.4 million. No amount has been accrued related to the potential settlement.

NOTE  8  -  RECOVERY  OF  ACCOUNTS  RECEIVABLE

     On September 30, 1996, the Company received payment of $2.2 million related to a foreign consulting project. The payment included $1.6 million relating to an account receivable that had been reserved for at December 31, 1995 pursuant to the Company's current practice of increasing the allowance for doubtful accounts by the amount of any accounts receivable that have aged more than six months. The $1.6 million has been reported as a reduction of bad debt expense in the statement of operations under the caption "recovery of accounts receivable." The remaining amount collected of $600,000, also for work that was performed in 1995, had not been previously recognized as revenue. Accordingly, the Company recorded the receipt of the $600,000 as consulting revenue in the three months ended September 30, 1996.

NOTE  9  -  STOCK  BASED  COMPENSATION

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as of January 1, 1996. SFAS No. 123 allows for the Company to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under the intrinsic value method. The Company issued 265,000 stock options to employees during the nine months ended September 30, 1996, a portion of which were issued to terminated officers in conjunction with their severance arrangements.

     The following table summarizes the difference between the fair value and intrinsic value methods and the proforma net loss and loss per share amounts for the three and nine months ended September 30, 1996 had the Company adopted the fair value based method of accounting for stock-based compensation.


                   Three Months Ended          Nine Months Ended
                  September 30, 1996          September 30, 1996
                                  (In thousands)


Difference between fair value       $-0-  $   974
 and intrinsic value methods
 (additional compensation expense)
Net loss                             -0-   (3,722)
Loss per share                       -0-    (0.44)



NOTE  10  -  SUBSEQUENT  EVENT

     On November 14, 1996, the Company received the second payment of $1.5 million related to the termination of the foreign consulting contract discussed in Note 8. The Company and the client both completed their obligations satisfactorily during the fourth quarter of 1996, and the client made the agreed-to payment of $1.5 million, which will be included in fourth quarter 1996 consulting revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.1          UNAUDITED  INTERIM  INFORMATION

     This report includes the consolidated financial statements of Scientific Software-Intercomp, Inc., and its wholly-owned subsidiaries. The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company is preparing its response to those comments. Resolution of some of the comments may result in certain revisions of those Forms and of the financial statements therein, which would cause comparative information that would be presented in this report to require revision. Accordingly, the Company has not included any comparative financial information in this Form 10-Q. When comments made by the SEC have been satisfactorily resolved, the Company will amend this Form 10-Q to include comparative data for prior periods.

2.2          LIQUIDITY  AND  CAPITAL  RESOURCES

2.2.1          OVERALL  FINANCIAL  POSITION

     At September 30, 1996, the Company's working capital ratio was 1.24 to 1, based on current assets of $10.3 million and current liabilities of $8.3 million.

     In April and May 1996 the Company completed the following financing and restructuring of convertible debentures and bank revolving line of credit:
- In April 1996 Lindner Funds, a 14% shareholder in the Company, invested $5 million in the Company in exchange for a senior secured note at 7% payable in five years and non-detachable warrants to purchase 1.5 million shares of the Company's common stock at an exercise price of $3.00 per share for five years.

- In April 1996 Renaissance Capital Partners II, Ltd. converted $250,000 of principal of its convertible debentures for 282,218 shares of the Company's common stock and converted the balance of $1.5 million principal of its convertible debentures into a senior secured note at 7% payable in five years and a non-detachable stock purchase right to acquire 450,000 shares of the Company's common stock at an exercise price of $3.00 per share for five years.
 The terms of the secured note and non-detachable stock purchase right are substantially the same as for those issued to Lindner Funds.

- Effective April 1, 1996 the Company's primary bank and the Export-Import Bank of the United States restructured and renewed a bank line of credit to April 15, 1997. The Company's primary bank established a revolving line of credit pursuant to which the Company may utilize up to $1.5 million for (a) short-term borrowings for working capital purposes and (b) the issuance of letters of credit for bid guarantees, performance bonds and advance payment guarantees. Under the terms of the new bank credit agreement, in April 1996 the Company repaid the $2.9 million balance then owed pursuant to the previous line of credit, using proceeds from the Lindner and Renaissance Senior Secured Notes.

     The Lindner and Renaissance transactions will be accounted for under Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, by accounting for the notes and the non-detachable warrants as a single obligation with no separate value assigned to the warrants.

     The Company has completed the financing and restructuring of the convertible debentures and the bank revolving line of credit described above. The Company believes that, provided it resumes generating positive cash flow from operations as a result of the cost and other measures discussed in Management's Discussion and Analysis of Results of Operations and Financial
Position: (a) funds expected to be available under the Company's revolving credit facility and (b) internally generated funds should provide the Company with sufficient liquidity and working capital to meet its anticipated short-term and long-term operating needs. There can be no assurances, however, that the Company will generate sufficient positive cash flow from operations to meet its future operating needs or be successful in obtaining any required additional debt or equity financing.

2.2.2          BANK  CREDIT  AGREEMENTS

2.2.2.1          UNITED  STATES  CREDIT  AGREEMENTS.

     Effective April 1, 1996 the Company completed with Bank One a $1.5 million revolving credit facility that is available through April 15, 1997. The collateral for the line is the Company's accounts receivable from non-U.S. domiciled customers to the extent necessary to collateralize the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary are collateral for The Lindner Dividend Fund ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") senior secured notes.

     The credit facility is supported by a $1.5 million guarantee from EximBank. The Company will pay 1.25% less than the prime rate of interest on the first $300,000 borrowed under the line and the prime interest rate on the balance. The Company pays EximBank a fee equal to 1.5% of the guarantee and is required to purchase credit insurance for foreign receivables.

     As of September 30, 1996 the balances of the revolving credit facility, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:


                                              (In thousands)
Revolving credit facility limit (limited by
 insurance coverage and amounts
 of qualified receivables)                    $         1,500
                                              ---------------

Amounts outstanding:
 Short-term cash borrowings                               750
 Letters of credit                                        495
                                                        1,245
                                              ---------------
Credit available                              $           255
                                              ===============



     Under the terms of the new bank credit agreement, in April 1996 the Company repaid the $2.9 million balance then owed pursuant to the previous line of credit, using proceeds from the Lindner and Renaissance Senior Secured Notes. In October 1996, the Company repaid the amount outstanding pursuant to the new bank credit agreement at September 30, 1996 of $750,000.

2.2.2.2          UNITED  KINGDOM  LINE  OF  CREDIT.

     The term of a bank line of credit of the Company's United Kingdom subsidiary ended in May 1996 and the outstanding balance of $300,000 was repaid along with accrued interest.

2.2.2.3          CANADIAN  LINE  OF  CREDIT.

     The term of a bank line of credit of the Company's Canadian subsidiary ended in May 1996. There were no outstanding borrowings under this facility.

2.3          RESULTS  OF  OPERATIONS

2.3.1          REVENUE

     Following is a table of revenue for the three and nine month periods ended September 30, 1996:



                           Three Months Ended    Nine Months Ended
                           September 30, 1996   September 30, 1996
                          --------------------  -------------------
                             (In thousands)
E&P Consulting            $              2,524  $             6,330
Workbench (E&P Products)                 1,239                3,504
P&F Division                             1,125                3,500
Total Revenue             $              4,888  $            13,334
                          ====================  ===================


     Total  revenue  for  the  three months ended September 30, 1996 was  $4.9 million. Revenue in the Pipeline and Facilities (P&F) Division was $1.1 million in the three months ended September 30, 1996. Revenue in the
Exploration and Production (E&P) Consulting division was $2.5 million in the three months ended September 30, 1996 which included revenue recognized of $600,000 upon collection of a foreign receivable for work performed in 1995. Revenue in The Petroleum WorkBench division was $1.2 million in the three months ended September 30, 1996.

     Revenue in the Pipeline and Facilities (P&F) Division was $3.5 million in the nine months ended September 30, 1996. Revenue in the Exploration and Production (E&P) Consulting division was $6.3 million in the nine months ended September 30, 1996 which included revenue of $600,000 recognized upon collection of a foreign receivable for work performed in 1995. Revenue in The Petroleum WorkBench division was $3.5 million in the nine months ended September 30, 1996.

2.3.2          BACKLOG

     Backlog at September 30, 1996 was $7.1 million, down $600,000 million from the backlog at the end of the 2nd quarter. Backlog was reduced in the Exploration and Production products and services segment by $600,000.

2.3.3          COSTS  OF  CONSULTING  AND  TRAINING  AND COSTS OF LICENSES AND
MAINTENANCE

     In the second quarter of 1996, management took steps to reduce overhead, non-billable staff personnel, and other costs, and to further emphasize direct accountability for profitability and cash performance at the division management level. The benefits from these measures have resulted in lower expenses.

     Costs of consulting and training were $2.1 million in the three months ended September 30, 1996, which was 63% of consulting and training revenue. This includes costs of approximately $400,000 related to revenue recognized upon collection of the $600,000 foreign receivable referred to above.

     Costs of licenses and maintenance were $1.1 million in the three months ended September 30, 1996 including software amortization of $500,000. Total costs of license and maintenance were 71% of license and maintenance revenue in the three months ended September 30, 1996.

     Costs of consulting and training were $5.8 million in the nine months ended September 30, 1996, which was 65% of consulting and training revenue in
the  nine  months  ended  September  30,  1996.    This  includes  costs  of
approximately $400,000 related to revenue recognized upon collection of the $600,000 foreign receivable referred to above.

     Costs of licenses and maintenance were $3.7 million in the nine months ended September 30, 1996 including software amortization of $1.5 million.
Total costs of license and maintenance were 86% of license and maintenance revenue in the nine months ended September 30, 1996.

2.3.4          SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     In the second quarter of 1996, management took steps to reduce overhead, personnel, and other costs. The benefits from these measures have begun to result in lower costs in the three months ended September 30, 1996.

     Selling, general and administrative expenses were $1.4 million in the three months ended September 30, 1996.

     Selling, general and administrative expenses were $5.2 million in the nine months ended September 30, 1996. The expense for the nine months ended September 30, 1996 includes provisions for expenses of $600,000 related to severance costs in the second quarter in accordance with EITF 94-3 from personnel reductions, bad debts, and other nonrecurring expenses.

2.3.5          RECOVERY  OF  ACCOUNTS  RECEIVABLE

     On September 30, 1996, the Company received payment of $2.2 million related to a foreign consulting project. The payment included $1.6 million that related to an account receivable that had been reserved for at December 31, 1995 pursuant to the Company's current practice of increasing the allowance for doubtful accounts by the amount of any accounts receivable that have aged more than six months. The $1.6 million has been reported as a reduction of bad debt expense in the statement of operations under the caption "recovery of accounts receivable." The remaining amount collected of $600,000, also for to work that was performed in 1995, had not been previously recognized as revenue. Accordingly, the Company recorded the receipt of the $600,000 as consulting revenue in the three months ended September 30, 1996.

2.3.6          SOFTWARE  RESEARCH  AND  DEVELOPMENT

     The following table summarizes total costs of development and enhancement of the Company's software products for the three and nine months ended September 30, 1996. The Company's software development and enhancement costs are accounted for in accordance with FASB Statement No. 86.


                                              Three Months Ended    Nine Months Ended
                                              September 30, 1996   September 30, 1996
                                              -------------------  -------------------
Software expenditures
 Capitalized software costs                   $               500  $             1,500
 Cost charged directly to operations                           99                  254
 Total software expenditures                  $               599  $             1,754
                                              ===================  ===================

Software expenses charged to earnings
 Cost charged directly to operations          $                99  $               254
 Amortization of capitalized software                         500                1,500
 Total software expenses charged to earnings  $               599  $             1,754
                                              ===================  ===================



     The Company continues its commitment to the development and enhancement of its software products. Management has reduced the level of software development activities and is focusing primarily on adaptation of the
Company's  software  products  to  the  personal  computer  market.    It  is
anticipated that the extent of software development and enhancement activity for the foreseeable future will not result in significant increases in the amount of capitalized software in the Company's balance sheet.

2.3.7          LOSS  CONTINGENCY

     Marshall Wolf, on his behalf and on behalf of all others similarly situated vs. E. A. Breitenbach, R. J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc. On October 5, 1995, a claim was filed in the United States District Court of the District of Colorado alleging that the Defendants, who include the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff seeks to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 30, 1994 through July 10, 1995, with certain exclusions, and the Company has not contested whether the claim constitutes a proper class action.

     The Defendants and the Plaintiff have reached agreement for settlement of the claim involving the payment of $1,100,000 in cash, to be provided by the Company's liability insurer in a court-supervised escrow account, and the
Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value is $900,000. While it remained the position of the Company that the claim was without merit, the Company concluded that the foregoing settlement is in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required for such defense. The Company recorded a $900,000 loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim in accordance with Question 1 of SAB Topic 5:Y. The expense and total transaction has no adverse impact on total stockholders' equity. Completion of the settlement is subject to final approval of the fairness of the settlement by the Court, with such completion anticipated to occur in April 1997.

     See the section below under the heading "Disposal of Kinesix Division," which discusses an award against the Company by the American Arbitration Association.

2.3.8          INTEREST  INCOME  (EXPENSE)

     The following table summarizes the components of interest income (expense) during the three and nine months ended September 30, 1996. The capitalized interest was included as a component of the capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.


                       Three Months Ended    Nine Months Ended
                         September 30,         September 30,
                      --------------------  -------------------
                              1996                 1996
                      --------------------  -------------------
                         (In thousands)
Interest income       $                 7   $               20
Interest incurred                    (133)                (388)
Interest capitalized                   25                   80
Net interest expense  $              (101)  $             (288)
                      ====================  ===================



2.3.9          FOREIGN  EXCHANGE  LOSSES

     The Company is subject to risks associated with its various transactions in foreign currencies, primarily the British Pound and the Canadian Dollar, but the Company currently does not believe they are material. The Company continually monitors its risks and uses forward rates in the setting of exchange rates in the costing and pricing for significant projects to minimize risk. During the three months ended September 30, 1996, the Company reported a net foreign exchange loss of $64,000. The Company reported a net foreign exchange loss of $72,000 for the nine months ended September 30, 1996.

2.3.10          DISPOSAL  OF  KINESIX  DIVISION

     On October 9, 1996, the Company announced the execution of final contracts for the previously announced sale of the net assets and business of its graphical user interface segment, otherwise known as the Kinesix division, to a group including the former President of the Kinesix division. The sale of this segment of the Company's business was part of management strategy to narrow the focus of the Company's activities to its primary market of the oil and gas industry. The consideration to the Company in the transaction was $410,000, including cash of $376,000 which was received by the Company in October 1996, a note receivable for $32,000, and the purchaser's assumption of liabilities totaling $59,000. The measurement date for accounting for the disposal was August 26, 1996, the date on which management decided to sell the Kinesix division and the disposal date was September 3, 1996, the effective date of the transaction. The transaction resulted in a loss on disposal of $478,000, which includes estimated losses to be incurred by the Kinesix division from the measurement date to the date of disposal of $66,000. From the measurement date to the balance sheet date of September 30, 1996, the Company incurred a net loss of $66,000 in operating the Kinesix division, which was charged to a reserve that was recorded in accounting for the loss on disposal. Loss from operation of the discontinued segment from January 1, 1996 to the measurement date was $878,000, including recognition of an expense of $674,000 related to an award against the Company by the American
Arbitration  Association,  which  is  discussed  in  Note  7.

2.4          STATEMENT  OF  CASH  FLOWS

2.4.1          CASH  FLOWS  FROM  OPERATING  ACTIVITIES

     In the first nine months of 1996, net cash of $766,000 was provided by operating activities. The most significant individual reason was that on September 30, the Company received a cash payment of $2.2 million related to a foreign consulting contract.

2.4.2          CASH  FLOWS  FROM  INVESTING  ACTIVITIES

     In the first nine months of 1996, net cash of $1.5 million was utilized in investing activities. In the first nine months of 1996, the Company incurred total software development and enhancement costs of $1.8 million, of which $1.5 million was capitalized and $254,000 was charged to expense as research and development costs.

2.4.3          CASH  FLOWS  FROM  FINANCING  ACTIVITIES

     In the first nine months of 1996, net cash of $2.8 million was provided by financing activities which consisted primarily of cash of $5.0 million received from the Lindner Funds financing in April 1996, offset in part by the use of part of such funds for full repayment of bank line of credit borrowings outstanding of $2.9 million, followed by additional borrowings of $750,000 under the new bank line of credit. The $750,000 was repaid in October 1996. The Company also used $1.8 million of the funds received in the Lindner Funds financing to reduce accounts payable.

2.4.4          INFLATION

     The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

2.5          FORWARD-LOOKING  INFORMATION

     From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

     Investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, profitability, liquidity, and generation of capital resources. These include: (i) technological and market conditions in the oil and gas industry and software industry, (ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source, (iii) increased governmental regulation, (iv) unexpected increases in competition, (v) possible inability to retain key employees.

     The risks identified here are not all inclusive. Furthermore, reference is also made to other sections of this report that include additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for Management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                         PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     To the knowledge of management, the only claims pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company or its financial condition are the following:

     Marshall Wolf, on his behalf and on behalf of all others similarly situated vs. E. A. Breitenbach, R. J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc. On October 5, 1995, a claim was filed in the United States District Court of the District of Colorado alleging that the Defendants, who include the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff seeks to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 30, 1994 through July 10, 1995, with certain exclusions, and the Company has not contested whether the claim constitutes a proper class action.

     The Defendants and the Plaintiff have reached agreement for settlement of the claim involving the payment of $1,100,000 in cash, to be provided by the Company's liability insurer in a court-supervised escrow account, and the
Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value is $900,000. While it remained the position of the Company that the claim was without merit, the Company concluded that the foregoing settlement is in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required for such defense. The Company recorded a $900,000 loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim in accordance with Question 1 of SAB Topic 5:Y. The expense and total transaction has no adverse impact on total stockholders' equity. Completion of the settlement is subject to final approval of the fairness of the settlement by the Court, with such completion anticipated to occur in April 1997.

     Arbitration Number 70T 181 0038 96 D; Kinesix, a division of Scientific Software-Intercomp, Inc. and Kinesix (Europe) Ltd., an English Company -
Houston,  Texas.    The  Company, through Kinesix, a division of the Company,
entered into a Territory Distributor Agreement with Kinesix (Europe) Ltd. ("KEL"), an unaffiliated entity located in London, U.K. The Distributor
Agreement required under most circumstances a decision from the American Arbitration Association ("AAA") before its termination could be effective. On March 4, 1996 the Company commenced arbitration seeking declaration of termination of the Distributor Agreement and money due the Company for receivables outstanding as of December 31, 1995 of $296,000 for which the Company had fully provided. Thereafter, KEL in writing advised its customer base that it had ceased to trade in Kinesix products. As a result of this action by KEL and pursuant to the Distributor Agreement, the Company has declared the Distributor Agreement terminated without the requirement of arbitration. In the interim, on April 1, 1996 KEL filed an answer and counterclaim with the AAA and asserts damages that exceed $1 million without substantiation. It is the opinion of the Company and its counsel that KEL's claim is without merit and the Company is vigorously defending the claim.

     On October 1, 1996, a panel of the American Arbitration Association made an award in favor of KEL against the Company in the aggregate amount of
$674,000. Such award was totally unanticipated by the Company and its counsel. On October 21, 1996, the Company filed a petition in a Texas state court seeking to have the award vacated on the grounds that the arbitrators erroneously denied the Company's request for a postponement of the arbitration hearing which prejudiced the Company in view of the claimant's failure to meet its obligation to disclose material testimony to be given at the hearing and that the arbitrators made a gross mistake of law in failing to apply a release and waiver given by the claimant following its knowledge of the complained of acts of the Company. A response to the petition has not yet been filed. The Company and its counsel cannot predict the outcome of such a proceeding. The Company has recognized an expense for the amount of the $674,000 award, which has been included in the loss from operation of the discontinued Kinesix division for the three and nine month periods ended September 30, 1996 and included a liability for $674,000 in the balance sheet as part of other current liabilities.

     Claim related to Gas Pipeline Project. The Company has filed a claim for costs incurred pursuant to a gas pipeline project in India. Depending on the amount collected on a claim by the primary contractor against the ultimate customer the Company could receive up to $1.4 million. No amount has been accrued related to the potential settlement.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.          EX-27-  Financial  Data  Schedule.
b.          Reports  on  Form  8-K.
1. The Company filed a report on Form 8-K on September 18, 1996 announcing the signing of a Letter of Intent with Smedvig a.s. (Oslo, Norway) for the acquisition of substantially all of the assets of the Company by Smedvig.

2. The Company filed a report on Form 8-K on October 18, 1996 announcing the following:
a)          Sale  of  Kinesix  Division
     On October 9, 1996, the Company announced the Closing of the previously announced sale of the Kinesix division to a group including the former President of the Kinesix division, Mike Teague. Year-to-date (September) revenue for the Kinesix division was approximately $1.3 million, and year-to-date net loss was approximately $400,000. The consideration for the purchase of the assets was $376,000 plus assumption of liabilities.

b)          American  Arbitration  Association  Award  Against  the  Company

     On October 9, the Company announced that pursuant to Note (3) advised in the Company's 2nd Quarter (June 30, 1996) 10Q filing concerning the unrelated English company Kinesix (Europe), the American Arbitration Association has awarded against Kinesix (SSI) for a sum of $674,000. The Company intends to vigorously appeal the award.

c)          Collection  of  Previously  Written-off  Receivables

     On October 9, 1996, the Company announced that it received payment for receivables that had been previously written off. The Company had previously agreed, under the terms of the Letter of Intent signed on September 10, 1996 with Smedvig a.s. (Oslo, Norway) for the acquisition of substantially all of the assets of the Company by Smedvig, that these receivables would be retained for the benefit of the shareholders of the Company.

d) Termination of Letter of Intent and Negotiations for the Acquisition of SSI by Smedvig a.s. of Oslo, Norway

On October 14, 1996, the Company announced that Smedvig a.s. (Oslo, Norway) had terminated negotiations for its purchase of substantially all of the assets of the Company. On September 10, 1996, the Company and Smedvig signed a non-binding letter of intent for such purchase.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   SCIENTIFIC SOFTWARE-INTERCOMP, INC.


November 19, 1996                       /s/ George Steel
-----------------          --------------------------------------------------------------
Date                       George Steel, Chairman, President and Chief Executive Officer
                           (a principal executive officer and director)



November 19, 1996                       /s/ Barbara J. Cavallo
-----------------          --------------------------------------------------------------
Date                        Barbara J. Cavallo, Financial Controller