Form 10-K
period 1996-12-31
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1997-04-21
CIK 87822

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                               FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934 for fiscal year ended

                           December 31, 1996

[   ]   Transitional Report Pursuant to Section 13 or 15  (d)  of  the
Securities Act of 1934

                     Commission File Number 0-4882

                  SCIENTIFIC SOFTWARE-INTERCOMP, INC.
        (Exact name of Registrant as specified in its charter)

                     Colorado               84-0581776
                 State (or other           (IRS Employer
                 jurisdiction of
                 incorporation or          Identification
                  organization)                No.)

              1801 California Street, Denver, Colorado
                               80202
              (Address of principal executive offices
                        including zip code)

                           (303) 292-1111
              (Registrant's telephone number including
                             area code)

Securities registered pursuant to Section None 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
  Title of each class:                         Common  Stock, no  par value
Name of each exchange on which registered:     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. [  ] Yes    [X] No

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The approximate market value of stock held by non-affiliates is $4,043,000 based upon 6,573,000 shares held by such persons and the close price of $0.62 on March 31, 1997. The number of shares outstanding of the Registrant's no par value common stock at March 31, 1997 was 8,840,000.

                  DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of shareholders:

           Part III, Items 10, 11, 12 and 13 of this report.

                                 INDEX

                                                                   Page

PART I                                                               4

  ITEM 1.  BUSINESS                                                  4

     THE COMPANY                                                     4

       General                                                       4

       History                                                       5

       Strategy                                                      6

     PRODUCTS, SERVICES AND CUSTOMERS                                7

       CAP Products, Services and Customers                          7

       Pipeline and Facilities Products, Services and Customers      9

       Research and Development                                     10

     MARKETING, SALES AND CUSTOMER SUPPORT                          10

       Marketing Strategy                                           10

       Sales Staff, Locations and Customer Support                  10

     BACKLOG                                                        11

     COMPETITION                                                    11

     GEOGRAPHIC AND BUSINESS LINE DATA                              12

       Geographic Revenue Data                                      12

       Business Line Data                                           12

     PROPRIETARY RIGHTS                                             13

     EMPLOYEES                                                      13

     MANAGEMENT                                                     14

       Directors and Executive Officers                             14

  ITEM 2.  PROPERTIES                                               16

  ITEM 3.  LEGAL PROCEEDINGS                                        16

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      17

PART II                                                                 18

  ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S 18 COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA                     19

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         21
          CONDITION AND RESULTS OF OPERATIONS

     General                                                        21

     FINANCIAL POSITION                                             21

     Overall Financial Position                                     21

     Bank Credit Agreements                                         22

     Results of Operations                                          23

     Revenue                                                        23

     Foreign Revenue                                                24

     Backlog                                                        24

      Costs  of  Consulting  and Training and Costs  of  Licenses  and
Maintenance                                                         24

     Selling, General and Administrative Expenses                   24

     Recovery of Accounts Receivable                                24

     Software Research and Development                              24

     Settlement of Class Action                                     25

     Interest Income (Expense)                                      26

     Foreign Exchange Losses                                        26

     Disposal of Kinesix Division                                   26

     STATEMENT OF CASH FLOWS                                        26

     FORWARD-LOOKING INFORMATION                                    27

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               28

PART IV                                                                 52

  ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K                                               52


PART I


BASIS OF PRESENTATION

  The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company has responded to those comments and discussions with the Staff are continuing. Resolution of some of the comments may result in certain revisions of those Forms and of the financial statements therein, which would cause comparative information that would be presented in this report to require revision. Accordingly, the Company has not included any comparative financial information in this Form 10-K. When comments made by the SEC have been satisfactorily resolved, the Company will amend this Form 10-K to include comparative data for prior periods.


ITEM 1.  BUSINESS


THE COMPANY

General

   Scientific Software-Intercomp, Inc. (the "Company") develops and markets sophisticated software for the development and production and pipeline and surface facilities areas of the worldwide oil and gas industry and provides associated interdisciplinary technical support services, consulting and training.

   The Company's Exploration and Production Division markets computer-aided production ("CAP") software which provides oil and gas industry professionals with a comprehensive set of powerful cost-effective tools to describe, simulate and predict oil and gas production from reservoirs under alternative simulated development plans. These predictions are used to determine optimal development plans for maximizing recoverable reserves, thereby reducing oil and gas finding costs per equivalent barrel. The Division's consulting services include integrated field development studies, 4-D seismic reservoir management, reserves audits, certifications and valuations, reservoir simulation, enhanced oil recovery and well performance studies and regional stratigraphic and petrophysical evaluations.

   The Company's Pipeline and Facilities Division markets software for the simulation and monitoring of oil and gas pipelines, as well as software for various related applications including engineering design, leak detection, optimization of transportation efficiency and pipeline dispatcher training. The Division's consulting services include implementation of real time system projects, leak sensitivity analysis and design studies, operator training and product training courses, real time system tuning and optimization and expert witness testimony.

   Consulting services are the single largest element of the Company's business, comprising 68% of the Company's total revenues in 1996. In the Exploration and Production segment, consultants typically use the Company's products to carry out their project work. Consulting services in the E&P segment totaled 71% of total E&P revenues in 1996. In the Pipeline and Facilities division, consulting services and sales of software are quite tightly linked. Consulting services in that division may include the integration of the Company's off-the-shelf software and sometimes may involve various degrees of customization; consulting and training revenues totaled 57% of the revenues of the Pipeline and Facilities division in 1996.

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

   Several trends, including lower oil and gas prices, have driven the oil and gas industry to reduce the risk and cost, and to increase the effectiveness, of development and production activities. This has led many energy companies to reduce budgets, including a decline in the employment of research and technical experts in the various petroleum industry disciplines, in favor of non-expert industry professionals. The Company recognized the need to provide an integrated system of CAP products for use by these non-experts. By 1991, the Company had developed Petroleum WorkBench which provides the industry with broader access to sophisticated engineering solutions. Management believes that these developments, coupled with the availability of increasingly powerful and affordable workstations and personal computers, has opened a significant market for Petroleum WorkBench.

Strategy

   Recent Strategy Developments. During the period of December 1995 and January 1996, the Company determined that the cumulative effects of the releases of Windows 95, and Windows NT and new more powerful pentium-based PC's had significantly changed the broad market for corporate computing systems and software. During 1995, the Company successfully released the Windows version of the WorkBench product, constituting a major breakthrough for the Company. The reaction from the marketplace was very positive and the Company made a decision to fundamentally change its emphasis to the personal computer market, instead of the previous strategy of providing products for all segments of computer hardware mainframe, minicomputer, and personal computer markets. This decision was also encouraged by positive reaction from clients in the second half of 1995 to "WB Serve," a personal computer application that allows for transfer of computationally intensive operations to servers and minicomputers.

   It then became apparent to the Company that the access point of software users would be based on desktop 32 bit technology. While extremely large and complex software such as that of the Company previously could not have operated on other than mainframe or minicomputer  machines,  the  personal  computers  which  have  become available along with the continued enhancements of Distributed Computer Environments (DCE) makes it today possible to operate the software from a desktop PC.

   With the acceptance of the Company's Windows interface, which encompasses core software products plus graphical and interactive features of a Windows environment, the Company identified that the personal computer market would not only be another market for the Company's products--it would be the primary market. Accordingly, the Company decided to focus its future market and development activities on this new primary market. The Windows enhancement of the WorkBench software required little change to the code of the application software.

   In January 1996, Mr. George Steel, the new chief executive officer, took a strategic view of the situation in which the Company now found itself. He felt that the creeping environmental changes had reached a point that required rapid action and in fact presented the Company with a significant opportunity in the market place.

  This recognition resulted in changes in management strategy to focus primarily on the personal computer market in the future. Essentially, this focus leads to a different kind of software environment than before, in which most of the Company's software would be marketed as part of an integrated product, which includes significant non-technical software. Mr. Steel also introduced several other management strategies. Previously, the Company had been striving to achieve aggressive revenue targets, much of which entailed making new sales to new customers, many in widely dispersed international markets and in marketplaces with widely diverging computing platform environments. Mr. Steel's strategy was for the Company to focus on high quality performance in serving existing customers on Windows/PC platforms and thus to make acceptable profits. The consolidated effect was to decrease the levels of revenue targeted and strived for. Mr. Steel believed that these significant changes in strategy were necessary to enable acceptable profitability performance and an adequate rate of return in future periods. Cost reductions were necessary, primarily staff reductions and reductions in the total of planned development expenditures in comparison to expenditure levels in 1995 and prior years. Rapid change was necessary and these strategies led to a narrowing of the computer platforms on which the Company's WorkBench product would be offered.

   The Company's strategy is to provide complete, high technology, computing solutions and other services for the development and production of oil and gas reservoirs and the pipeline transportation of oil and gas. The following sections discuss in detail how the Company is executing this overall strategy.

   Integration of High Technology Products. Since its formation, the Company has developed a series of software products designed to describe, simulate and monitor oil and gas reservoirs, and to simulate and monitor oil and gas pipelines and surface facilities. These products cover nearly all technologies needed to simulate, study, optimally develop and monitor oil and gas reservoirs and oil and gas pipelines. These products also include nearly all facets of technology necessary for field management and field monitoring in the oil and gas industry. The Company has begun integrating these products, which increases the functionality and ease of use of the high technology solutions provided by the Company's products.

   The initial integrated product, Petroleum WorkBench, includes five of the Company's major stand-alone CAP products. It is the Company's intention to continue integrating its stand-alone products until the full breadth of the Company's technology is included within one integrated, easily accessible product, that will allow a single non-expert professional to work in multiple disciplines, using the same database and applications software.

   Expansion of Marketing Efforts and Customer Base. The Company believes that by continuing the integration and accessibility of its software, the market for its CAP software and related consulting services can be expanded to increase sales to non-expert industry professionals. The Company intends to intensify its marketing efforts to this larger market, in addition to continuing to market its products to its established customer base of expert users, generally employed by major multinational and large independent oil companies.

   Complete Range of Services. The Company believes that offering a complete range of consulting and training services is a critical component of its business. It intends to continue enhancing and expanding the range of consulting services to meet the growing requirements of its customers. The Company also believes that providing sophisticated and comprehensive consulting services promotes and advances acceptance and awareness of its products.

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

   PETROLEUM WORKBENCH (an integrated set of high technology products for reservoir management). This integrated set of products is used to perform reservoir description, simulation and monitoring on a workstation or personal computer. Either an expert or non-expert professional can use this integrated set of products to select optimum reservoir development plans using the highest technology more quickly and efficiently than with non-integrated and individually designed products. The current version of Petroleum WorkBench includes Logcalc, Interpret/2, SimBest II, parts of SimEase and PDA (the Company's production data analysis system), plus various display capabilities including mapping and cross-sections. The Company's strategy for development of Petroleum WorkBench includes making the Company's technology accessible to a much larger market of professionals. Petroleum WorkBench is also a first step toward the future integration of the Company's other products to encompass all technologies necessary to develop and manage oil and gas fields.

   Petroleum WorkBench was originally developed for the UNIX operating system because of the size and complexity of the code, the graphics and the need for networking with other desktop computers. These capabilities are now available on the existing DOS/Windows operating systems.

   In addition, the Company has a number of other CAP products PROBE (probability analysis for geoscientists), PERMPROBE (statistical reservoir permeability analysis), GEOPROBE (statistical reservoir geology analysis), EORPM (enhanced oil recovery prediction models), CHEMFLOOD (chemical flooding reservoir simulator), N-Hance (enhanced recovery reservoir simulator), OMEGA (gas storage reservoir simulator), OMNET (reservoir simulator for multiple gas storage reservoirs and pipelines), MATBAL (material balance reservoir simulator), VFLOW (wellbore vertical flow simulator), IPS (investment planning system), and GUESS (general uncertainty economic simulator).

   The Company also provides consulting and training, on the use and actual application of the Company's products and technology to a client's reservoir management needs. The Company provides consulting services in the areas of geophysics, 4D seismic, geology, petrophysics, reservoir engineering and production and completion engineering. The Company has designed cost-effective exploitation methods, production and injection operations, and enhanced oil recovery schemes. The Company also has performed reserve evaluations and special simulation techniques for artificial lift, horizontal drilling and massive hydraulic fracturing. In addition, the Company has designed development plans of an entire oil field, including the operation and monitoring of well and reservoir performance.

Pipeline and Facilities Products, Services and Customers

   The Company's software and related services for the pipeline and surface facilities area simulate and monitor oil and gas pipelines and surface facilities, such as compressor stations, tank farms and pumping stations, for applications including engineering design, leak detection, real time modelling, optimization of transportation efficiency and pipeline operator training. The systems are used in either "real time" or "off-line" mode. In the real time mode, data is continuously collected by a SCADA system from various points along a pipeline, or from surface facilities, and used by the software for simulation and monitoring purposes. In the off-line mode, real-time data is not used and is replaced by user-provided data for engineering or training purposes. The Company's historical focus in this area has been on providing simulation and monitoring software to operators of large and complex pipelines and surface facilities. The current focus of the Company in this area is to develop and market a standardized and modular system that is cost-effective for smaller pipeline systems and also capable of providing solutions for larger pipeline systems. The primary software products being marketed by the Company in this area include:

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

    INTERACT (interactive pipeline network simulators). Used by pipeline engineers to plan future flows and to train pipeline dispatchers. INTERACT is comprised of two separate software products for gas and liquid.

   PIPELINE MONITOR I and II (leak detection and pipeline management software for intermediate complexity pipeline networks). Real time system used continuously by the pipeline operating staff to detect leaks and to manage pipeline operations. Versions are available for both oil and gas pipelines.

  ON-LINE SYSTEM (pipeline leak detection and management software). A series of software modules that can be integrated to provide leak detection plus additional options such as product batch tracking in liquid systems and compressor utilization for complex gas pipeline networks. The software operates continuously in real time, often with full backup computers, to manage complex pipeline operations.

   The Company also provides consulting and training, as required by customers who use the technology and/or the products. Training is provided for both the use of the Company's software and to train dispatchers to handle pipeline operational problems such as leaks and product batch tracking. A typical consulting project would be to configure the software system to accurately simulate the customer's actual pipeline and facilities, ensure that the data accurately describes the field operations and then install and test the data running in configuration with the Company's product at the customer's site.

Research and Development

   The Company is committed to the continued enhancement of its petroleum industry software and to the development of software and services having new or related applications. The Company's objective is to develop products that are considered to be high quality and technically advanced that will meet the needs of the company's customers and enable them to grow and develop their reserves more cost effectively.

   In the CAP area, enhancement of Petroleum WorkBench will continue with the addition of a geostatistics module, conversion to an open architecture and updates to other modules. Development and upgrade of black oil, compositional and thermal simulators will be ongoing.

  In the pipeline and facilities area, new versions of all off-line PC products were released in 1996 to run under Windows 95 or Windows NT. Additional enhancements, including graphical network configuration, are also expected for stand-alone PC products in 1997.

   During the year ended December 31, 1996, the Company spent $2.9 million for development of new products and the improvement and enhancement of existing products.


MARKETING, SALES AND CUSTOMER SUPPORT

Marketing Strategy

   The Company's marketing strategy is to create customer awareness of existing and new products and to publicize its technical expertise through participation at technical meetings and conferences, publication of scientific papers, presentation of technical proposals to existing and potential customers, and sponsorship of product focus groups. The Company continually surveys the market and analyzes the products and services offered by the Company and its competitors in order to identify new developments, market trends and changing preferences and requirements of the market place. The Company will develop marketing plans specifically tailored for its products that identify the appropriate distribution channels to reach the target market or market segment and will permit the effective promotion of the products. The Company supports its customers by providing complete consulting, technical and training services by experts in computer systems and the various technical applications disciplines for all product areas.

Sales Staff, Locations and Customer Support

   The Company sells its products, consulting and other services on a worldwide basis primarily through its worldwide direct sales force. Since sales of the Company's products require technical interaction with customers, members of the sales force generally are technically qualified as well as having significant sales and marketing experience. In addition, sales and marketing personnel are actively supported by technical personnel and senior management of the Company.

   Sales personnel are located in each of the Company's offices in Denver, Houston, Calgary, London, and Beijing, People's Republic of
China. Local sales agents are utilized principally in countries in which local representation is necessary or appropriate. The Company markets certain of its products through resellers and local agents in certain foreign countries.

   The Company provides installation and product training, on-site consulting and 24-hour telephone availability of systems and technical experts as part of its customer support services.


BACKLOG

   The Company's backlog at December 31, 1996, was $6.7 million, of which 95% is expected to be earned by December 31, 1997.


COMPETITION

   The market for most of the products and services offered by the Company is highly competitive, although the number of competitors generally is limited. The principal competitive factors faced by the Company are product functionality and performance, product price in relation to performance, consulting and customer support services. Management also believes that the Company competes effectively due to its broad product line, large customer base and reputation for quality products and expert services. However, sales of the Company's products and services would be adversely affected should competitors introduce new products with better functionality, performance, price or other competitive characteristics.

   The principal competitors in the licensing and sale of development and production software are GeoQuest, a division of Schlumberger; Halliburton Company, and a number of smaller competitors.

   The competition in the licensing and sale of pipeline and surface facilities software is fragmented with individual companies often marketing only one or two products. Significant competitors in software licensing and supply of related services of real time, on-line products in the leak detection and real-time modeling areas are Stoner and Associates and Lic Consult.





GEOGRAPHIC AND BUSINESS LINE DATA

Geographic Revenue Data

   The following table sets forth the Company's consolidated revenues by geographic area for 1996:

                <BTB>
                               1996
                         (In thousands)

United States          $4,239
Foreign:
  Far East              3,849
  Middle East             912
  Canada                  880
  Europe                3,548
  Central and South     2,861
America
  Africa                2,318
  Other                   397
Total Foreign          14,765
Total Revenue         $19,004


  Revenue derived from foreign sources amounted to $14,765,000 (78% of total revenue). Foreign revenue is subject to a number of factors such as political instability, changes in protective tariffs, tax policies, and export-import controls. See Note 7 to Consolidated Financial Statements for information on foreign and domestic operations and the Company's United States export revenue.

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

Business Line Data

   The following table sets forth the percentage of total revenue contributed by each of the Company's classes of products and services for 1996:

                <BTB>

                               1996
Exploration and Production
 Consulting and training      55%
 Licenses                     10%
 Maintenance                  12%
 Other                         1%
   Total                      78%
Pipeline and surface
facilities
 Consulting and training      13%
 Licenses                      5%
 Maintenance                   4%
 Other                         *%
   Total                      22%
Other                          *%
   Total                     100%
*Less than 1%.



   During 1996, there was no single customer that accounted for 10% or more of the Company's revenue and the loss of which would have a material adverse effect on the Company's business.


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


EMPLOYEES

   As of December 31, 1996, the Company employed 99 persons full-time in all locations. The Company also engages technical consultants as required to complete project work.

                              MANAGEMENT

Directors and Executive Officers

   The following table sets forth the names, ages and positions of the executive officers and the members of the Board of Directors of the Company as of December 31, 1996. All directors are elected for a term of one year and serve until their successors are elected and qualified.

                <BTB>

        Name            Age                  Position
George Steel            51     Chairman of the Board of Directors,
                               Chief Executive
                               Officer, President

Keith J. Baedor         46     Vice President-Pipeline & Facilities
                               Division

Barbara J. Cavallo      51     Financial Controller

Edward F. Frazier       51     Corporate Secretary, Vice President

Robert G. Parish,       55     Executive Vice President-
Ph.D.                          Exploration and Production Consulting

J. Marc Sofia           37     Vice President-Software Business Unit

William B. Nichols,     68     Director
Ph.D.

Edward O. Price, Jr.    67     Director



There are no family relationships among any of the executive officers or directors of the Company.

   Mr. Steel joined the Company in January, 1996, and was elected President, Chief Operating Officer and member of the Board of Directors, effective January 15, 1996. He was elected Chairman of the Board of Directors in May, 1996. He has extensive technical and managerial experience in the international petroleum industry. He served as General Manager of Snyder Oil Company's affiliate, Command Petroleum, in the Bay of Bengal, India. Prior to that, he served as Vice President of Snyder's Julesburg Rocky Mountain Business Unit. Mr. Steel joined Geophysical Services, Inc. (GSI), the geophysical subsidiary of Texas Instruments, in 1969. In 1992, after GSI had become part of Halliburton Company, he was appointed President of their geophysical subsidiary, Halliburton Geophysical Services (HGS). He has a B.S. degree in Natural Science from St. Andrews in Scotland and holds membership in the Society of Exploration Geophysicists, American Association of Petroleum Geologists, Society of Petroleum Engineers, the American Society for Quality Control and the British Deming Association.

   Mr. Baedor graduated from California Polytechnic, Pomona in 1973 with a BSEE in Digital Design. Mr. Baedor is Division Vice President for the Pipeline & Facilities Division, having joined the Company in 1994 as Division Vice President for Sales and Marketing. Previous to joining the Company, Mr. Baedor served as Director, Engineering
Systems at Baker Hughes Company. He has 24 years experience, domestically and internationally, in engineering, project management, sales and marketing in the oil and gas industry. Mr. Baedor was also employed with Texas Instruments, The Foxboro Company, Litton Industries and Fluor - Daniel - Williams. Mr. Baedor is a Senior Member, Instrument Society of America (ISA).

   Ms. Cavallo is a Certified Public Accountant in Texas and has over eighteen years financial management experience in the oil service industry. She joined the Company in October 1994 and is currently responsible for the consolidation of financial information for each of the operating divisions and the Company in total. Prior to joining SSI, Ms. Cavallo was associated with Highland Resources, Western Oceanic, Inc., and Oceaneering International, Inc., all in Houston. She received her Bachelor of Science degree in Accounting from Illinois State University in 1967 and holds memberships in the National Certified Public Accountants Association, Texas Certified Public Accountants Association, Treasury Management Association,
Houston Chapter of Texas CPAs, and the American Women's Certified Public Accountants Association.

   Mr. Frazier joined the Company in September, 1981, and was elected Corporate Secretary in May, 1996. He has worldwide responsibilities for the Company's human resource programs and has extensive managerial experience in all aspects of compensation, employee benefits and pension plans for employees in the United States, Canada and the United Kingdom. Prior to joining SSI, Mr. Frazier served with Coopers & Lybrand for ten years in Florida and Colorado in human resource management positions. He was associated with the Small Business Administration in Florida from 1967-1972, where he was involved in training and management development programs. Mr. Frazier has a B.S. degree in Business Administration from Florida Atlantic University. He is a member of the Society for Human Resource Management and is active in community and civic organizations.

   Dr. Parish joined the Company in April, 1982 as Vice President of Technical Products in Europe and is currently Managing Director of SSI UK, Ltd., the Company's United Kingdom subsidiary. He is responsible for the Exploration and Production Consulting division. He served as Division Vice President, Exploration and Production Products, from March, 1987 to October, 1990. From February, 1985 to March, 1987, he was Managing Director of the Company's U.K. subsidiary. Dr. Parish has over twenty years experience in mathematical modeling and software engineering. He graduated from London University with a B.Sc. with honors in mathematics in 1963, and from North Carolina State University with a Ph.D. in statistics in 1969.

   Mr. Sofia joined the Company in October 1985 as a senior engineer. He was promoted to manager in 1992 and to Vice President of the Software Business Unit in May 1996. Mr. Sofia heads a team of professionals involved in WorkBench development, customer support, simulation development and sales. Mr. Sofia joined Petro-Canada in September 1982 where he was involved in project engineering, well test interpretation and reservoir/development engineering activities. He received a Bachelor's degree in Mechanical Engineering from McGill University in Montreal in 1982.

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


ITEM 2.  PROPERTIES

   All of the Company's operations are conducted in leased space as follows:

                <BTB>

                                           Approximate    Current
       Location          Lease Expiration   Sq. Ft.        Annual
                                                            Rent
Denver, Colorado         May 1997          17,200         $466,000
Houston, Texas           December 1997     20,000          451,000
Calgary, Alberta,        September 2001    10,700           31,000
 Canada
Egham, Surrey, England   September 2008    10,500          276,000

   In addition, the Company maintains a small office in Beijing, People's Republic of China.

   The Company is presently negotiating a lease on new space for its Denver, Colorado office.


ITEM 3.  LEGAL PROCEEDINGS

   To the knowledge of management, the only significant claims pending or threatened against the Company or any of its subsidiaries:

   Marshall Wolf, on his behalf and on behalf of all others similarly situated vs. E. A. Breitenbach, R. J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc. On October 5, 1995, a claim was filed in the United States District Court of the District of Colorado alleging that the Defendants, who include the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff seeks to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 20, 1994 through July 10, 1995, with certain exclusions, and the Company has not contested whether the claim constitutes a proper class action.

   The Defendants and the Plaintiff previously reached agreement for settlement of the claim involving the payment of $1,100,000 in cash, to be provided by the Company's liability insurer in a court-supervised escrow account, and the Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value is $900,000. Subsequently, the settlement agreement has been modified to eliminate the warrants and to provide for an additional $525,000 in cash, which cash will be provided by the Company. The Company concluded that the foregoing settlement is in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required for such defense. The Company recorded a $900,000 loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim in accordance with Question 1 of SAB Topic 5:Y. Upon final approval of the modified settlement, the Company will reduce its loss contingency reserve by $375,000, representing the difference between $525,000 and the previously accrued amount of $900,000. Completion of the settlement is subject to final approval of the fairness of the settlement by the Court, with such completion anticipated to occur in May 1997.

   Arbitration Number 70T 181 0038 96 D; Kinesix, a division of Scientific Software-Intercomp, Inc. and Kinesix (Europe) Ltd., an English Company - Houston, Texas. The Company, through Kinesix, a division of the Company, entered into a Territory Distributor Agreement with Kinesix (Europe) Ltd. ("KEL"), an unaffiliated entity located in London, U.K. The Distributor Agreement required under most circumstances a decision from the American Arbitration Association ("AAA") before its termination could be effective. On March 4, 1996 the Company commenced arbitration seeking declaration of termination of the Distributor Agreement and money due the Company for receivables outstanding as of December 31, 1995 of $296,000 for which the Company had fully provided. Thereafter, KEL in writing advised its customer base that it had ceased to trade in Kinesix products. As a result of this action by KEL and pursuant to the Distributor Agreement, the Company has declared the Distributor Agreement terminated without the requirement of arbitration. In the interim, on April 1, 1996 KEL filed an answer and counterclaim with the AAA and asserts damages that exceed $1 million without substantiation. It was the opinion of the Company and its counsel that KEL's claim was without merit.

   On October 1, 1996, a panel of the American Arbitration Association made an award in favor of KEL against the Company in the aggregate amount of $674,000. Such award was totally unanticipated by the Company and its counsel. On October 21, 1996, the Company filed a petition in a Texas state court seeking to have the award vacated on the grounds that the arbitrators erroneously denied the Company's request for a postponement of the arbitration hearing which prejudiced the Company in view of the claimant's failure to meet its obligation to disclose material testimony to be given at the hearing and that the arbitrators made a gross mistake of law in failing to apply a release and waiver given by the claimant following its knowledge of the complained of acts of the Company. The award in favor of KEL was settled in February 1997 for $575,000. The Company has recognized an expense for the amount of the $674,000 award, which has been included in the loss from operation of the discontinued Kinesix division for the year ended December 31, 1996 and included a liability for $674,000 in the balance sheet as part of other current liabilities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.



                                PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock was traded on the Nasdaq National Market ("Nasdaq") under the symbol "SSFT." On July 11, 1995, the Company's stock was delisted from Nasdaq as the result of the Company's failure to remedy its public filing. At March 31, 1997, the Company had approximately 463 stockholders of record. Following are high and low prices of sales of the Company's common stock for the periods indicated:




  Quarter Ended              Sale Prices
      <BTB>              High            Low
1997
  First Quarter        $     .85      $   .41

1996
 First Quarter              3.75         2.38

 Second Quarter             2.88         1.63

 Third Quarter              1.88          .75

 Fourth Quarter              .94          .23



   The Company has not paid dividends on its common stock for several years and does not intend to pay dividends on its common stock in the foreseeable future. The payment of dividends on the Company's common stock is also prohibited under the Company's current revolving credit facility.

   The Company has had, during the past year, only sporadic trading on its common stock in the over-the-counter market. There is no assurance that such trading will expand or even continue. The Company will seek re-listing on a national exchange as the issues of the Class Action and SEC inquiry are resolved.





ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                <BTB>



                                  1996
                           (In thousands, except
                              per share data)
 Statement of Operations Data:
 Revenue:
 Consulting and training     $  12,863
 Licenses                        2,817
 Maintenance                     3,047
 Other                             277
  Total revenue                 19,004
 Costs and expenses:
 Costs of consulting and         8,414
 training
 Costs of licenses               2,394
 Costs of maintenance            1,242
 Selling, general and            6,604
  administrative
 Recovery of accounts          (1,568)
  receivable
 Research and development          890
 Other                             190
  Total costs and               18,166
   expenses
 Income from operations            838
 Other (expense)               (1,308)
 Loss before income taxes        (470)
 Credit for income taxes            60
 Loss from continuing            (410)
 operations
 Discontinued operations
 Loss from operations of         (878)
 Kinesix division(3)
 Loss on disposal of             (478)
 Kinesix division(3)
 Net loss                    $ (1,766)
 Loss per share:
  Continuing operations      $  (0.05)
  Discontinued operations       (0.16)
  Net loss                   $  (0.21)
 Other Financial Data:
 Revenue
 E&P Consulting              $   9,766
 WorkBench (E&P Products)        4,935
 P&F Division                    4,303
   Total Revenue             $  19,004
 Balance Sheet Data:
 Working capital             $   2,270
 Total assets                   22,708
 Long-term  debt,  net  of       7,147
  current portion
 Redeemable    convertible       4,000
  preferred stock
 Stockholders' equity        $   3,037

(1) The above table sets forth a summary of selected consolidated financial data for the Company as of December 31, 1996 and for the year then ended. The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company has responded to those comments and discussions with the Staff are continuing. Resolution of some of the comments may result in certain revisions of those Forms and of the financial statements therein, which would cause comparative information that would be presented in this report to require revision. Accordingly, the Company has not included any comparative financial information in this Form 10-K. When comments made by the SEC have been satisfactorily resolved, the Company will amend this Form 10-K to include comparative data for prior periods. The financial data is derived from the audited Consolidated Financial Statements of the Company and Notes thereto. The data should be read in conjunction with such financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among others, the financial strength and competitive pricing environment of the oil and gas service industry, product demand, market acceptance, and new product development. Those and other risks are described in the Company's filings with the Securities and Exchange Commission.

(3) On October 9, 1996, the Company announced the execution of final contracts for the previously announced sale of the net assets and business of its graphical user interface segment, otherwise known as the Kinesix division, to a group including the former President of the Kinesix division. The sale of this segment of the Company's business was part of management strategy to narrow the focus of the Company's activities to its primary market of the oil and gas industry. The consideration to the Company in the transaction was $410,000 including cash of $376,000 which was received by the Company in October 1996, a note receivable for $32,000, and the purchaser's assumption of liabilities totaling $59,000. The measurement date for accounting for the disposal was August 26, 1996, the date on which management decided to sell the Kinesix division and the disposal date was September 3, 1996, the effective date of the transaction. The transaction resulted in a loss on disposal of $478,000, which includes estimated losses to be incurred by the Kinesix division from the measurement date to the date of disposal of $66,000. From the measurement date to the balance sheet date of September 30, 1996, the Company incurred a net loss of $66,000 in operating the Kinesix division, which was charged to a reserve that was recorded in accounting for the loss on disposal. Loss from operation of the discontinued segment from January 1, 1996 to the measurement date was $878,000, including recognition of an expense of $674,000 related to an award against the Company by the American Arbitration Association, which is discussed in Note 10 to the Consolidated Financial Statements.






       ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  The Company recognizes software license revenue on delivery provided that a legally-binding licensing agreement containing all material terms has been executed, or there is other persuasive evidence of a binding agreement, there are no remaining significant obligations and that collection of the resulting receivable is probable. In a contract where the remaining obligations are insignificant such as installation, training and testing, the allocable revenue is deferred and recognized upon completion of performance. The Company does not recognize any software revenue until all significant vendor obligations are met. Software maintenance revenue is recognized on a straight-line basis over the term of the contract. Certain combined software and service contracts are accounted for using the percentage of completion method with contract revenue recognized based on: (a) value-added output measures of progress for the software portion of the contract after meeting certain specified contractual criteria, and having used the installed software in completing specifications for the engineering services on the project, which have been accepted by the client, and (b) input measures of work performed on an hours-to-hours basis for the services portion of the contract. Fixed-price contract revenue is recognized using the percentage of completion method, calculated on the ratio of labor hours incurred to total projected labor hours. Losses on contracts accounted for using the percentage of completion method are recognized at the time they are identified. See Note 1 of Notes to Consolidated Financial Statements.

7.2 FINANCIAL POSITION

7.2.1 Overall Financial Position

   At December 31, 1996, the Company's working capital ratio was 1.27 to 1, based on current assets of $10.8 million and current liabilities of $8.5 million.

   In April and May 1996 the Company completed the following financing and restructuring of convertible debentures and bank revolving line of credit:

  In April 1996 Lindner Funds, then a 14% shareholder and currently a 19% shareholder of the Company, invested $5 million in the Company in exchange for a senior secured note at 7% payable in five years and non-detachable warrants to purchase 1.5 million shares of the Company's common stock at an exercise price of $3.00 per share for five years.

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

   Effective April 1, 1996 the Company's primary bank and the Export-Import Bank of the United States restructured and renewed a bank line of credit to April 15, 1997. The Company's primary bank established a revolving line of credit pursuant to which the Company may utilize up to $1.5 million for (a) short-term borrowings for working capital purposes and (b) the issuance of letters of credit for bid guarantees, performance bonds and advance payment guarantees. Under the terms of the new bank credit agreement, in April 1996 the Company repaid the $2.9 million balance then owed pursuant to the previous line of credit, using proceeds from the Lindner and Renaissance Senior Secured Notes. In April 1997, the Company and Bank One agreed to extend the credit facility, subject to Export-Import Bank approval. Because of the Company's improved cash position and decreased need for credit, the total amount of the credit facility was decreased from $1.5 million to $900,000 and the term of the facility was extended to October 1997. The interest rate applicable to short-term borrowings under this extended credit arrangement will be equal to the bank's prime rate of interest.

  The Lindner and Renaissance transactions will be accounted for under Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, by accounting for the notes and the non-detachable warrants as a single obligation with no separate value assigned to the warrants.

   The Company has completed the financing and restructuring of the convertible debentures and the bank revolving line of credit described above. The Company believes that it should continue generating positive cash flow from operations as a result of the cost reductions and other measures discussed in Management's Discussion and Analysis of Results of Operations and Financial Position. The Company believes that funds expected to be available under the Company's revolving credit facility and internally generated funds should provide the Company with sufficient liquidity and working capital to meet its anticipated short-term and long-term operating needs. Should this not be possible, funding would be sought from alternative sources and/or Company costs would be reduced. There can be no assurances, however, that the Company will generate sufficient positive cash flow from operations to meet its future operating needs or be successful in obtaining any required additional debt or equity financing.

7.2.2 Bank Credit Agreements

7.2.2.1 United States Credit Agreements

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

   As of December 31, 1996 the balances of the revolving credit facility, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:

                <BTB>

                                              (In thousands)
         Revolving credit facility limit        $1,500
         Borrowing base (limited by insurance
         coverage and                           $1,500
          amount of qualified receivables
         Amounts outstanding:
          Short-term cash borrowings               ---
          Letters of credit                      (520)
                                                 (520)
         Credit available                      $  980


   Under the terms of the new bank credit agreement, in April 1996 the Company repaid the $2.9 million balance then owed pursuant to the previous line of credit, using proceeds from the Lindner and Renaissance Senior Secured Notes. In October 1996, the Company repaid the amount outstanding pursuant to the new bank credit agreement at September 30, 1996 of $750,000.

   In April 1997, the Company and Bank One agreed to extend the credit facility, subject to Export-Import Bank approval. Because of the
Company's improved cash position and decreased need for credit, the total amount of the credit facility was decreased from $1.5 million to $900,000 and the term of the facility was extended to October 1997. The interest rate applicable to short-term borrowings under this extended credit arrangement will be equal to the bank's prime rate of interest.

7.2.2.2 United Kingdom Line of Credit.

   The term of a bank line of credit of the Company's United Kingdom subsidiary ended in May 1996 and the outstanding balance of $300,000 was repaid along with accrued interest.

7.2.2.3 Canadian Line of Credit

   The term of a bank line of credit of the Company's Canadian subsidiary ended in May 1996. There were no outstanding borrowings under this facility.

7.3 Results of Operations

7.3.1 Revenue

  Following is a table of revenue for 1996 (in thousands):

                <BTB>

            E&P Consulting              $ 9,766
            Workbench (E&P Products)      4,935
            P&F Division                  4,303
            Total Revenue               $19,004


   Total revenue for 1996 was $19.0 million. Revenue in the Pipeline and Facilities (P&F) Division was $4.3 million in 1996. Revenue in the Exploration and Production (E&P) Consulting division was $9.8 million, which included revenue recognized of $2.0 million upon collection of a foreign receivable for work performed in 1995 and a payment for cancellation of a contract, all of which had not been previously recognized as revenue. See Section 7.3.6. Revenue in The Petroleum WorkBench division was $4.9 million.

   The Company's number of days' sales outstanding in receivables and work in progress has historically been high due to the nature and terms of many of the contracts in which the Company has engaged, and due to the slow-paying nature of several of the countries in which the Company has historically done business. The Company is taking measures to improve contractual terms and to improve business processes to reduce the DSO (days sales outstanding) performance.

7.3.2 Foreign Revenue

  Revenue derived from foreign sources during 1996 is set forth below:

                <BTB>



    Revenue From             Percentage of
  Foreign Sources          Total Percentage
   (In thousands)
     $14,765                       78%


  Management believes that foreign revenue will continue to be an important factor in the Company's business, primarily as a result of continued penetration of international markets through the Company's strategic marketing efforts. See "Business - Geographic and Business Line Data" for information regarding the particular geographic areas in which the Company generated foreign source revenue during these periods.

7.3.3 Backlog

   Backlog at December 31, 1996 was $6.7 million, of which 95% is expected to be earned by December 31, 1997.

7.3.4 Costs of Consulting and Training and Costs of Licenses and
Maintenance

   In 1996, management took steps to reduce overhead, non-billable staff personnel, and other costs, and to emphasize direct accountability for profitability and cash performance at the division management level.

   Costs of consulting and training were $8.4 million in 1996, which was 65% of consulting and training revenue. This includes costs of approximately $700,000 related to revenue recognized upon collection of the foreign receivable and payment for cancellation of a contract referred to above.

   Costs of maintenance were $1.2 million in 1996, which was 41% of maintenance revenue.

7.3.5 Selling, General and Administrative Expenses

   In 1996, management took steps to reduce overhead, personnel, and other costs. The benefits from these measures resulted in lower costs in the second half of 1996.

   Selling,  general and administrative expenses were $6.6 million  in
1996.   The  expense  for  1996 includes provisions  for  expenses  of
$600,000 related to severance costs in the second quarter in accordance with EITF 94-3 from personnel reductions, bad debts, and other nonrecurring expenses.

7.3.6 Recovery of Accounts Receivable

   In 1996 the Company received payments totaling $3.6 million related to a foreign consulting project. The payments included $1.6 million related to an account receivable that had been reserved for at December 31, 1995 pursuant to the Company's current practice of generally increasing the allowance for doubtful accounts by the amount of any accounts receivable that have aged more than six months. The receipt of the $1.6 million has been reported as a reduction of expenses in the statement of operations under the caption "recovery of accounts receivable." The remaining amount of $2.0 million was reported as revenue in 1996. See Section 7.3.1.

7.3.7 Software Research and Development
   The following table summarizes total costs of development and enhancement of the Company's software products for 1996. The Company's software development and enhancement costs are accounted for in accordance with FASB Statement No. 86.

                <BTB>

                                             (In thousands)
          Software expenditures:
            Capitalized software costs         $ 1,963
            Costs charged to research and
             development expense                   890
            Total software
              expenditures                     $ 2,853

          Software expenses charged to
           earnings
            Research and development           $   890
             expense
            Amortization of
             capitalized software                1,911
            Total software expenses
              recognized                       $ 2,801


   The Company continues its commitment to the development and enhancement of its software products. Management has reduced the level of software development activities in comparison to expenditure levels in 1995 and prior years and is focusing primarily on adaptation of the Company's software products to the personal computer market. It is anticipated that the extent of software development and enhancement activity for the foreseeable future will not result in significant increases in the amount of capitalized software in the Company's balance sheet.

7.3.8 Settlement of Class Action
   Marshall Wolf, on his behalf and on behalf of all others similarly situated vs. E. A. Breitenbach, R. J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc. On October 5, 1995, a claim was filed in the United States District Court of the District of Colorado alleging that the Defendants, who include the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff seeks to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 20, 1994 through July 10, 1995, with certain exclusions, and the Company has not contested whether the claim constitutes a proper class action.

   The Defendants and the Plaintiff previously reached agreement for settlement of the claim involving the payment of $1,100,000 in cash, to be provided by the Company's liability insurer in a court-supervised escrow account, and the Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value is $900,000. Subsequently, the settlement agreement has been modified to eliminate the warrants and to provide for an additional $525,000 in cash, which cash will be provided by the Company. The Company concluded that the foregoing settlement is in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required for such defense. The Company recorded a $900,000 loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim in accordance with Question 1 of SAB Topic 5:Y. Upon final approval of the modified settlement, the Company will reduce its loss contingency reserve by $375,000, representing the difference between $525,000 and the previously accrued amount of $900,000. Completion of the settlement is subject to final approval of the fairness of the settlement by the Court, with such completion anticipated to occur in May 1997.

7.3.9 Interest Income (Expense)
   The following table summarizes the components of interest income (expense) 1996. The capitalized interest was included as a component of the capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.

                <BTB>
                                            (In
                                         thousands)
              Interest income              $    34
              Interest incurred              (522)
              Interest capitalized             165
              Net interest (expense)       $ (323)


7.3.10  Foreign Exchange Losses
   The Company is subject to risks associated with its various transactions in foreign currencies, primarily the British Pound and the Canadian Dollar, but the Company currently does not believe they are material. The Company continually monitors its risks and uses forward rates in the setting of exchange rates in the costing and pricing for significant projects to minimize risk. During 1996, the Company reported a net foreign exchange loss of $85,000.

7.3.11  Disposal of Kinesix Division
   On October 9, 1996, the Company announced the execution of final contracts for the previously announced sale of the net assets and business of its graphical user interface segment, otherwise known as the Kinesix division, to a group including the former President of the Kinesix division. The sale of this segment of the Company's business was part of management strategy to narrow the focus of the Company's activities to its primary market of the oil and gas industry. The consideration to the Company in the transaction was $410,000, including cash of $376,000 which was received by the Company in
October 1996, a note receivable for $32,000, and the purchaser's assumption of liabilities totaling $59,000. The measurement date for accounting for the disposal was August 26, 1996, the date on which management decided to sell the Kinesix division and the disposal date was September 3, 1996, the effective date of the transaction. The transaction resulted in a loss on disposal of $478,000, which includes estimated losses to be incurred by the Kinesix division from the measurement date to the date of disposal of $66,000. From the measurement date to the balance sheet date of September 30, 1996, the Company incurred a net loss of $66,000 in operating the Kinesix division, which was charged to a reserve that was recorded in accounting for the loss on disposal. Loss from operation of the discontinued segment from January 1, 1996 to the measurement date was $878,000, including recognition of an expense of $674,000 related to an award against the Company by the American Arbitration Association, which is discussed in Note 9.

7.4 STATEMENT OF CASH FLOWS

7.4.1 Cash Flows from Operating Activities

   In 1996, net cash of $1.8 million was provided by operating activities. The most significant individual reason was that in 1996 the Company received a cash payment of $3.6 million related to a foreign consulting contract. See Section 7.3.6.

7.4.2 Cash Flows from Investing Activities

   In 1996, net cash of $2.2 million was utilized in investing activities. In 1996, the Company incurred total software development and enhancement costs of $2.9 million, of which $2.0 million was capitalized and $0.9 million was charged to expense as research and development costs.

7.4.3 Cash Flows from Financing Activities

   In 1996, net cash of $1.9 million was provided by financing activities which consisted primarily of cash of $5.0 million received from the Lindner Funds financing in April 1996, offset in part by the use of part of such funds for full repayment of bank line of credit borrowings outstanding of $3.1 million, followed by additional borrowings of $750,000 under the new bank line of credit. The $750,000 was repaid in October 1996. The Company also used $1.8 million of the funds received in the Lindner Funds financing to reduce accounts payable.

7.4.4 Inflation

   The  Company's  results of operations have  not  been  affected  by
inflation  and  management  does  not  expect  inflation  to  have   a
significant effect on its operations in the future.

7.5 FORWARD-LOOKING INFORMATION

   From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

  Investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, profitability, liquidity, and generation of capital resources. These include: (i) technological and market conditions in the oil and gas industry and software industry,
(ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source,
(iii) increased governmental regulation, (iv) unexpected increases in competition, (v) possible inability to retain key employees, (vi) unfavorable outcomes to litigation to which the Company may become a party.

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





ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



INDEPENDENT AUDITORS' REPORT                                        29

CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 1996                     30

CONSOLIDATED STATEMENT OF OPERATIONS FOR                            31
THE YEAR ENDED DECEMBER 31, 1996

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                      32
FOR THE YEAR ENDED DECEMBER 31, 1996

CONSOLIDATED STATEMENT OF CASH FLOWS FOR                            33
THE YEAR ENDED DECEMBER 31, 1996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          34

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES                          52


 All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.



Note:

  The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company has responded to those comments and discussions with the Staff are continuing. Resolution of some of the comments may result in certain revisions of those Forms and of the financial statements therein, which would cause comparative information that would be presented in this report to require revision. Accordingly, the Company has not included any comparative financial information in this Form 10-K. When comments made by the SEC have been satisfactorily resolved, the Company will amend this Form 10-K to include comparative data for prior periods.



                     INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Scientific Software-Intercomp, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Scientific Software-Intercomp, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule as of and for the year ended December 31, 1996 listed in the Index at Item
8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Software-Intercomp, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                 /s/Ehrhardt Keefe Steiner & Hottman PC
                                  Ehrhardt Keefe Steiner & Hottman PC

April 14, 1997
Denver, Colorado


         SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                 (In thousands, except share amounts)
                           December 31, 1996


          ASSETS
          Current Assets
           Cash and cash equivalents              $   1,870
           Accounts receivable, net of allowance
            for doubtful accounts of $690             5,609
           Work in progress (unbilled revenue)        2,785
           Other current assets                         530
            Total current assets                     10,794

          Software, net of accumulated
           amortization of $42,837                    9,604

          Property and Equipment, net of
           accumulated depreciation and
           amortization of $5,218                       823

          Other Assets                                1,487
                                                  $  22,708
          LIABILITIES, REDEEMABLE PREFERRED STOCK,
                   AND STOCKHOLDERS' EQUITY
          Current Liabilities
           Accounts payable                       $   1,389
           Accrued salaries and fringe benefits       1,070
           Accrued lease obligations                    260
           Deferred maintenance and other             2,421
            revenue
           Accrued royalties                            731
           Accrual for costs to complete a              200
            contract
           Accrued taxes                                282
           Accrued litigation liabilities             1,574
           Other current liabilities                    597
            Total current liabilities                 8,524

          Accrued Lease Obligations                      79

          Long-Term Obligations                         568

          Senior Secured Notes Payable                6,500

          Redeemable Preferred Stock
           Series A Redeemable Convertible
          Preferred Stock,
           $5 par value; 1,200,000 shares
            authorized, 800,000 shares issued
            and outstanding                           4,000

          Commitments and Contingencies

          Stockholders' Equity
           Common stock, no par value; $.10
            stated value;
           25,000,000 authorized, 8,840,000
            shares issued and outstanding               884
           Paid-in capital                           49,474
           Accumulated deficit                      (46,736)
           Cumulative foreign currency                 (585)
            translation adjustment

            Total stockholders' equity                3,037
                                                  $  22,708

    The accompanying notes are an integral part of the consolidated financial statements.


         SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS

               (In thousands, except per share amounts)
                    For the Year Ended December 31, 1996


          Revenue
           Consulting and training        $ 12,863
           Licenses                          2,817
           Maintenance                       3,047
           Other                               277
                                            19,004

          Costs and Expenses
           Costs of consulting and           8,414
            training
           Costs of licenses, including
            software
             amortization of $1,911          2,394
           Costs of maintenance              1,242
           Costs of other revenue              190
           Selling, general, and             6,604
            administrative
           Recovery of accounts             (1,568)
            receivable
           Software research and               890
            development
                                            18,166

          Income from Operations               838

          Other Income (Expense)
           Class action settlement            (900)
           Interest income (expense)          (323)
           Foreign exchange gains              (85)
            (losses)

          Loss Before Income Taxes            (470)

          Credit for Income Taxes               60

          Loss from continuing                (410)
           operations

          Discontinued operations:
           Loss from operation of             (878)
          Kinesix division
           Loss on sale of Kinesix            (478)
            division
          Net loss                        $ (1,766)

          Weighted Average Number of
          Common
           Shares Outstanding                8,556

          Loss Per Share:
           Continuing operations          $  (0.05)
           Discontinued operations           (0.16)
           Net loss                       $  (0.21)

The accompanying notes are an integral part of the consolidated financial statements.


         SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            (In thousands)
                      Year Ended December 31, 1996


                          Common Stock         Paid-in     Accumulated
                       Shares      Amount      Capital       Deficit

Balance, January 1,
 1996                  8,256      $   825       $48,850      $(44,970)

Stock sold for cash        3           -              5            -

Conversion of convertible
 debentures into
 common stock            282           29           210            -

Compensation, services
 and vendors             299           30           409            -

Foreign currency translation
 adjustment               -             -            -             -

Net (loss)                -             -            -         (1,766)

Balance, December 31,
 1996                   8,840        $ 884       49,474      $(46,736)

Continued below

                        Cumulative
                        Translation         Treasury Stock         Stockholders'
                         Adjustment       Shares       Amount         Equity

Balance, January 1, 1996     $(595)           -        $     -      $  4,110

Stock sold for cash             -             -              -             5

Conversion of convertible
 debentures into common
 stock                          -             -              -           239

Compensation, services
 and vendors                    -             -              -           439

Foreign currency translation
 adjustment                    10             -              -            10

Net (loss)                      -             -              -        (1,766)

Balance, December 31, 1996  $(585)            -          $   -       $ 3,037

    The accompanying notes are an integral part of the consolidated financial statements.




         SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)
                For the Year Ended December 31, 1996


     Cash Flows from Operating
     Activities
      Net loss                            $(1,766)
      Adjustments:
        Depreciation and amortization       2,653
        Provision for losses on accounts   (1,057)
          receivable
        Stock issued for compensation          30
        Class action settlement               900
      Changes in operating assets and
       liabilities:
          Decrease in accounts
            receivable and work in
            progress                        1,747
          Decrease in other assets            245
          Decrease in accounts payable and
            accrued expenses                 (479)
          Decrease in accrued lease
            obligations                      (369)
          Decrease in deferred revenue        (51)
        Net cash provided by continuing
         operations                         1,853
        Net cash used in discontinued        (28)
          operations
        Net cash provided by operating      1,825
          activities

     Cash Flows From Investing
     Activities
      Capitalized software costs          (1,963)
      Purchases of equipment                (288)
        Net cash utilized in investing    (2,251)
         activities

     Cash Flows From Financing
     Activities
      Sale of Stock                             5
      Net borrowing activity on line of   (2,870)
       credit
      Repayments of bank borrowings         (262)
      Proceeds from Senior Secured Notes    5,000
        Net cash provided by financing      1,873
         activities

     Effect of exchange rates on cash          10
     Net increase in cash and               1,457
     equivalents
     Cash and cash equivalents at             413
     beginning of year

     Cash and Cash Equivalents at End of  $ 1,870
       Year

     Supplemental Cash Flow Information
     Cash paid during the year for:
      Interest, net of amounts            $   388
     capitalized
      Foreign taxes                            79
     Non-Cash Investing and Financing
      Activities
      Exchange of convertible debenture       250
       for common stock
      Conversion of accrued liabilities       400
       to equity



     The accompanying notes are an integral part of the financial statements.
         SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

  The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company has responded to those comments and discussions with the Staff are continuing. Resolution of some of the comments may result in certain revisions of those Forms and of the financial statements therein, which would cause comparative information that would be presented in this report to require revision. Accordingly, the Company has not included any comparative financial information in this Form 10-K. When comments made by the SEC have been satisfactorily resolved, the Company will amend this Form 10-K to include comparative data for prior periods.

Business

   Scientific Software-Intercomp, Inc. ("the Company") develops and markets sophisticated software for the development and production and pipeline and surface facilities areas of the worldwide oil and gas industry. The Company also provides consulting and technical support services in each of these areas.

Principles of Consolidation

   The consolidated financial statements include the accounts of Scientific Software-Intercomp, Inc. ("the Company") and its wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

Revenue

  The Company recognizes software license revenue on delivery provided that a legally-binding licensing agreement containing all material terms has been executed, or there is other persuasive evidence of a binding agreement, there are no remaining significant obligations and that collection of the resulting receivable is probable. In a contract where the remaining obligations are insignificant such as installation, training and testing, the allocable revenue is deferred and recognized upon completion of performance. The Company does not recognize any software revenue until all significant vendor obligations are met. Software maintenance revenue is recognized on a straight-line basis over the term of the contract.

  Beginning in 1991 the Company entered into certain combined software and service contracts pursuant to which the Company provides off-the-shelf software, combined with pipeline engineering services, relating
to  leak detection and operations analysis of pipeline networks.   The
engineering services provided pursuant to these contracts include analysis of the characteristics of the client's specific pipeline
network   and  entering  these  characteristics  into  the   Company's
software. The Company also markets the off-the-shelf software for use by clients, as is, without the services included in these contracts. The Company measures progress-to-completion for combined software and services contracts on a value added output basis for the off-the-shelf software portion of the contracts when: (1) a license for the off-the-shelf software has been executed that is enforceable for the customary price of the Company's off-the-shelf software, (2) the off-the-shelf software has been installed on the project computer, and (3) the installed off-the-shelf software has been used for completing and providing to the client specifications for the engineering services on
the  project,  which  have been accepted by the client.   The  Company
measures  progress-to-completion for the engineering services  portion
of  the  contracts  based  on labor hours incurred.   This  accounting
policy for contract revenue does not apply if programming changes must be made to the software. Contract costs are recognized based on the percentage of completion applied to total estimated project costs, resulting in a constant gross margin percentage over the term of the contract.

   Revenue earned in performance of time and material contracts is recognized at contractual rates as labor hours and associated costs are incurred. Fixed-price contract revenue is recognized using the percentage of completion method, calculated based on the ratio of labor hours incurred to total projected labor hours. Revenue accrued under time and material contracts is classified as work in progress on the Consolidated Balance Sheet if contractual milestones for billing have not been reached. Such amounts are later billed in accordance with applicable contract terms. The work in progress amounts at December 31, 1996 are expected to be billed and collected by December 31, 1997. Anticipated losses on contracts accounted for using the percentage of completion method are recognized at the time they are identified. Costs incurred for specific anticipated contracts are deferred when recoverability of the costs from the anticipated contract is determined to be probable.

  The Company's work-in-progress balance represents revenue earned and recognized for which billing milestones have not yet been reached. The revenue on these contracts is recognized using the percentage of completion method, and related qualifying software development costs are capitalized if the Company retains ownership and the right to market the developed software. In accordance with FASB Statement 68, the funded software development revenues does not recognize revenue for funded development software projects where the Company had a contractual obligation to refund all and/or part of the funding. For such contracts the Company records receipt of funds by recognizing an obligation to repay.

   Part of the Company's marketing strategy has been to establish strategic alliances with quality VARs. VARs license the Company's software products for remarketing and sublicensing to end users or to other VARs, either for use on a specific project for a specific customer or for general marketing to the VARs' current and future customers. The Company's VARs are generally substantial companies with long operating histories. The software products licensed to VARs are established, proven products that have been widely accepted in the marketplaces served by the Company.

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

Capitalized Software Costs

   Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes costs of purchased software and qualifying internal costs of developing and enhancing its software products after the determination of technological feasibility, in accordance with paragraph 4 of FASB Statement No. 86. Development costs incurred prior to the determination of technological feasibility are expensed as research and development expense as incurred. At each balance sheet date, the Company records a writedown for any software products equal to the excess, if any, of unamortized cost over net realizable value. Net realizable value is the estimated future gross revenue for a product reduced by the estimated future costs of completion and disposal, including the costs of performing maintenance and customer support.

   Amortization of capitalized software costs is determined each year based on the greater of: (1) the amount computed using the ratio of current year gross revenues to the sum of current and anticipated future gross revenue for that product or (2) straight-line amortization over 5 years.

Following is a summary of capitalization and amortization for the Company's software products.

                                Basis
                              Technology
                               Products        WorkBench       Total
                            (In thousands)

  Capitalized Software
   Costs:
  Balance, January 1,           $ 29,968        $ 20,510     $ 50,478
   1996
  1996 additions                   1,661             302        1,963
  Balance, December 31,
   1996                         $ 31,629        $ 20,812     $ 52,441

  Accumulated
  Amortization:
  Balance, January 1,           $ 27,133        $ 13,793     $ 40,926
   1996
  1996 amortization
   expense                           620           1,291        1,911
  Balance, December 31,
   1996                         $ 27,753        $ 15,084     $ 42,837


   The net carrying value of the software costs and all future capitalized software costs are being amortized over a five-year period, commencing January 1, 1996. Previously, Basic Technology products were amortized using a 13-year life and Other Products were amortized using a 7-year life.

  The Company's working capital and cash requirements will continue to be influenced by the level of software research and development costs. During the year ended December 31, 1996, the level of software research and development costs was $2.8 million. In an effort to reduce internal capital requirements for software development projects, the Company actively pursues opportunities to fund software research and development costs through development projects with oil and gas industry partners, government agencies and others. In this type of funded development project, participating companies or other entities provide all or a portion of the funds required to develop or enhance a software product in exchange for access to the resulting software at discounted or nominal prices with the Company retaining ownership and licensing rights to the product. In accordance with generally accepted accounting principles, the Company generally records as consulting revenue amounts received from these third parties and capitalizes the qualifying portion of related costs incurred as software development costs in accordance with FASB Statement 86.

   The Company capitalized interest costs of $165,000 during the year ended December 31, 1996, as part of the cost of software development projects in progress.

Property and Equipment

   Property and equipment are stated at cost, and depreciation and amortization are provided on a straight-line basis over the estimated useful lives of these assets. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are retired from the accounts and the resulting gain or loss is included in profit or loss in the period realized. Total depreciation expense was $742,000, for the year ended December 31, 1996.

   The Company assigns the following useful lives to Property and Equipment :

        Computer Software and Equipment:      3 to 5 years

        Leasehold Improvements:               The lesser of 7 to 10 years  or
                                               the remaining term of the lease.

        Office Furniture and Equipment:       3 to 10 years

  Following are the components of property and equipment:


                                       December 31,
                                          1996
                                       (In thousands)
    Properties and leasehold            $      450
    improvements
    Office furniture and equipment             828
    Computer equipment                       4,763
                                             6,041
    Less accumulated depreciation
    and amortization                         5,218

                                        $      823


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

   Foreign subsidiaries are taxed according to applicable laws of the countries in which they do business. The Company has not provided U.S. income taxes that would be payable on remittance of the cumulative undistributed earnings of foreign subsidiaries because such earnings are intended to be reinvested for an indefinite period of time. At December 31, 1996 the undistributed earnings of the foreign subsidiaries were not significant.

Income Per Share

   Primary income per common and common equivalent share is computed based on the weighted average number of common and dilutive common equivalent shares consisting of stock options and redeemable preferred stock outstanding during each period. For 1996 no common stock equivalents are included in the loss per share calculation as they would be antidilutive. Fully diluted income per share assumes the effects of conversion of all potentially dilutive securities, including the convertible debentures (see Note 3 of Notes to Consolidated Financial Statements). Fully diluted loss per share is not presented for 1996 because the effects of assumed conversion would be antidilutive.

Cash Equivalents

   For purposes of the consolidated financial statements, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. On occasion the Company will have balances in excess of the federally insured amount.

Loan Origination Fees and Costs

   Fees and direct costs incurred for the origination of loans are deferred and the interest expense is amortized over the contractual lives of the loans.

Disclosure of Fair Value of Financial Instruments

   Carrying amounts of financial instruments including cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 1996 because of their relatively short maturity.

   Carrying amounts of debt issued approximated fair value because interest rates on these instruments approximated market interest rates as of December 31, 1996.

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


NOTE 2 - COMPLETION OF PUBLIC OFFERING OF COMMON STOCK

   In 1994, the Company sold 2.4 million newly issued shares of common stock in a public offering from which the Company received net proceeds of $9.7 million, net of related costs of approximately $270,000. The Company used the proceeds from the public offering to repay its bank indebtedness of $5.1 million, to reduce accounts payable, and to increase working capital.


NOTE 3 - BANKING ARRANGEMENTS, LONG-TERM OBLIGATIONS AND NOTE PAYABLE

United States Lines of Credit

   Effective April 1, 1996 the Company completed with Bank One a $1.5 million revolving credit facility that is available through April 15, 1997 for short-term borrowings for working capital purposes and the issuance of letters of credit for bid guarantees, performance bonds, and advance payment guarantees. The collateral for the line is the Company's accounts receivable from non-U.S. domiciled customers to the extent necessary to collateralize the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary are collateral for The Lindner Dividend Fund ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") senior secured notes.

   The credit facility is supported by a $1.5 million guarantee from EximBank. The Company will pay 1.25% less than the prime rate of interest on the first $300,000 borrowed under the line and the prime interest rate on the balance. The Company pays EximBank a fee equal to 1.5% of the guarantee and is required to purchase credit insurance for foreign receivables.

   As  of December 31, 1996, the borrowing base, amounts of short-term
cash   borrowings  and  letters  of  credit  outstanding,  and  credit available under the revolving credit facility were as follows:




                                                   (In
                                                thousands)

            Revolving credit facility limit     $1,500

            Borrowing base (limited by
             insurance coverage                 $1,500
             and amount of qualified
             receivables)
            Amounts outstanding:
              Short-term cash borrowings           ---
              Letters of credit                  (520)
            Credit Available                    $  980


   Under the terms of the new bank credit agreement, in April 1996 the Company repaid the $2.9 million balance then owed pursuant to the previous line of credit, using proceeds from the Lindner and Renaissance Senior Secured Notes. In October 1996, the Company repaid the amount then outstanding pursuant to the new bank credit agreement of $750,000.

   Interest rates applicable to short-term cash borrowings under the credit facility are equal to 7% on the first $300,000 borrowed and the bank's prime rate of interest on any additional borrowings. Interest rates applicable to short-term cash borrowings related to the bank's payment, if any, under letters of credit issued under the domestic portion of the credit facility are equal to the bank's prime rate of interest plus 2.5%. At December 31, 1996 interest rates applicable to short-term cash borrowings were 9.75% and 10.75% for the foreign and domestic portions of the line of credit, respectively. The Company pays 2% annually for outstanding letters of credit. The agreement requires that the Company meet certain requirements regarding operating results and financial condition and prohibits the Company from paying dividends without the bank's prior written consent.

  The Company pays to the EximBank an annual fee of 1.5% of the amount of the guarantee. In addition, the Company is required to purchase credit insurance for foreign receivables at a cost of 0.44% of the amount of the insured receivables. The Company has not made a determination on the filing of claims for insurance recoveries for uncollected foreign accounts receivables.

   In April 1997, the Company and Bank One agreed to extend the credit facility, subject to Export-Import Bank approval. Because of the
Company's improved cash position and decreased need for credit, the total amount of the credit facility was decreased from $1.5 million to $900,000 in the Company's revolving credit facility and an extension of the term of the facility to October 1997. The interest rate applicable to short-term borrowings under this extended credit arrangement will be equal to the bank's prime rate of interest.

United Kingdom Line of Credit

   The term of a bank line of credit of the Company's United Kingdom subsidiary ended in May 1996 and the outstanding balance of $300,000 was repaid along with accrued interest.

Canadian Line of Credit

   The term of a bank line of credit of the Company's Canadian subsidiary ended in May 1996. There were no outstanding borrowings under this facility.

Renaissance Convertible Debentures

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

   The financing agreement with Renaissance with respect to the debentures requires that the Company satisfy certain financial covenants regarding operating results and financial condition. The Company is in compliance with all loan covenants at December 31, 1996. Renaissance is also entitled to appoint an individual to participate in an advisory capacity to the Company's Board of Directors as long as $850,000 in principal amount of the debentures is outstanding. Commencing on October 1, 1996, the Company has the right at any time upon 90 days prior notice to call both debentures for redemption. A call premium applies to such redemption equal to 15% of the amount redeemed during the fourth year of the debentures, 10% during the fifth year and 8% thereafter. During the initial three years of the debentures, the debentures may be called for redemption at a premium of 20% only if the common stock of the Company has been trading for at least $7.50 per share for 14 trading days prior to the redemption notice and if the Company has earned at least $.40 per share, in the aggregate, for the last four consecutive quarters preceding the notice.

  Simultaneously with completion of the Company's 1994 public offering of common stock (see Note 2 of Notes to Consolidated Financial Statements), the Company agreed to change the conversion price of the $2.5 million and $1.0 million convertible debentures to $2.67, the average conversion price of both debentures. Renaissance then converted $1.75 million in principal amount of the $2.5 million convertible debentures into 653,846 shares of common stock, which Renaissance sold in the public offering. The outstanding balance of $1.75 million consists of a balance of $750,000 on the original $2.5 million debenture and the $1 million debenture all of which is convertible at $2.67 per share. The Company reduced paid-in capital by $119,000 for unamortized debt issuance costs related to the converted debentures.

   In February 1996, the Company and Renaissance agreed to change the conversion feature of the debentures so that the two debentures which aggregate $1,750,000 in principal will be convertible at $2.39 into 732,218 shares of the Company's no par common stock and made other minor changes in the debentures.

   In April 1996 Renaissance converted $250,000 of principal of its convertible debentures for 282,218 shares of the Company's common stock and converted the balance of $1.5 million principal of its convertible debentures into a senior secured note at 7% payable in five years and a non-detachable stock purchase right to acquire 450,000 shares of the Company's common stock at an exercise price of $3.00 per share for five years. The terms of the secured note and non-detachable stock purchase right are substantially the same as for those issued to Lindner Funds.

Lindner Financing

   In April 1996 Lindner Funds, then a 14% shareholder in the Company and now a 19% shareholder, invested $5 million in the Company in exchange for a senior secured note at 7% payable in five years and non-detachable warrants to purchase 1.5 million shares of the Company's common stock at an exercise price of $3.00 per share for five years. Lindner Funds is currently a 19% shareholder of the Company.

Long-Term Obligations

  The components of long-term obligations are as follows:




                                       December 31,
                                           1996
                                      (In thousands)

     Lease Obligations                      $ 339
     Other                                    632
                                              971
     Less current portion                     324
                                            $ 647


  Scheduled maturities of the above long-term obligations are $291,000 in 1997, $31,000 in 1998, $17,000 in 1999, none in 2000, $6,500,000 in
2001, and $568,000 thereafter.


NOTE 4 - INCOME TAXES

  The components of the provisions for income taxes are as follows:




                                      Year Ended
                                      December 31,
                                         1996
                                     (In thousands)
      Current:
      U.S. Federal                          $ 12
      Foreign                                 46
      State                                    2
                                            $ 60


   Following is a summary of United States and foreign pretax accounting income (loss):


                                      Year Ended
                                     December 31,
                                         1996
                                     (In thousands)
      United States                     $ (643)
      Foreign                              173
                                        $ (470)




   Following is a reconciliation of expected income tax provisions computed at the applicable US Federal statutory rate to the provisions for income taxes included in the statements of operations:


                                      Year Ended
                                     December 31,
                                        1996
                                    (In thousands)

      Taxes at U.S. Federal             $ (160)
       statutory rate
      Federal  alternative  minimum         12
       tax
      State income taxes                     2
      Foreign withholding and other         46
       foreign taxes
      U.S. net operating loss carry
       forward and                         245
       valuation allowances
      Other, net                           (85)
                                          $ 60


   The components of deferred taxes in the balance sheets, which were fully eliminated by a valuation allowance, were as follows:


                                         December 31,
                                           1996
                                        (In thousands)
     Taxable temporary differences:
      Capitalized software                 $(3,649)
                                            (3,649)
     Deductible temporary
      differences:
      Tax basis in excess of book
       basis of property and                    98
      Allowance for doubtful                    91
       accounts
      Rent expense                              89
      Contract expense accruals                 59
      Vacation pay and bonuses                 202
      Accrued contingent                       567
     liabilities
                                             1,106
     Carryovers:
      Net operating losses                   6,397
      Research and other credits             3,704
                                            10,101
     Net deferred tax asset                 (7,558)
     Valuation allowance                    (7,558)
                                           $     0


   At December 31, 1996 the Company had the following net operating loss, tax credit, and capital loss carry forwards. Included in the net operating loss and credit carry forwards are tax benefits from an acquired company, which can be utilized to offset future taxable income of that acquired company.


                                     Amount         Expiration
                                  (In thousands)
     Net operating loss carry
      forwards for U.S.
     Federal income tax purposes      $ 17,769       2000 to 2011
     Net operating loss carry
      forwards for US
     Federal alternative minimum
      income tax purposes               15,992       2000 to 2011
     Research credit carry               3,262       1997 to 2011
      forwards
     Investment tax credit carry           352       1997 to 2000
     Alternative minimum tax
      credit carry forwards                 70       2007 to 2011


   In addition, the Company has net operating loss carryforwards for U.K. and Canadian income tax purposes of approximately $23.3 million and $1.6 million, respectively.


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

   In the consolidated balance sheet the preferred stock has been classified outside stockholders' equity in accordance with Rule 5-
02.28 of Regulation S-X, which requires that preferred stock for which redemption may be required under any conditions beyond control of the issuer be classified outside of permanent equity.

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

   In 1993 the Company adopted a stock option plan for non-employee directors. Pursuant to the plan, each non-employee director is granted an option to purchase 5,000 shares of common stock upon initial election to the board. Exercise prices are set at the fair market value of the common stock on the date of the grant. Upon re-election to the Board, for each year to be served, each non-employee director is granted an option to purchase 2,500 shares of common stock at an exercise price set at the fair market value on the date of the grant. Pursuant to this plan, 10,000 options to purchase shares at an exercise price of $1.38 and 10,000 options to purchase shares at an exercise price of $.50 were issued in 1996 and no options to purchase shares were issued in 1995.

  Following is a summary of stock option activity for:


                                          Option Price (equal to Market
                           Number            Value at Date of Grant)
                             of                    Weighted
<BTB>                      Shares    Per Share     Average     Total

Balance at December 31,
 1995                      655,125  $2.00 to $7.125  $4.31   $2,824,000
 Grants                    814,209    .50 to  2.875   1.47    1,204,000
 Expirations              (382,834)   .50 to  7.125   4.08   (1,563,000)
 Exercises                  (2,500)  2.25             2.25       (6,000)
Balance at December 31,
 1996                    1,084,000    .50 to  2.875   2.27   $2,459,000

Number of shares
 exercisable:
December 31, 1996          480,000   1.91 to  6.375   3.17


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

   In February 1997 the Company entered into a stock option agreement granting to its Chief Executive Officer the right to purchase 600,000 shares of the Company's common stock through February 10, 2002. The exercise prices are 150,000 shares at $.50 per share, 150,000 shares at $1.00 per share, 150,000 shares at $1.50 per share, and 150,000 shares at $2.00 per share. An option previously granted to the Company's Chief Executive Officer to purchase 100,000 shares of the Company's common stock at an exercise price of $2.875 per share was cancelled.

STOCK BASED COMPENSATION
   The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as of January 1, 1996. SFAS No. 123 allows for the Company to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under the intrinsic value method. The Company issued 814,209 stock options to employees during 1996, a portion of which were issued to terminated officers in conjunction with their severance arrangements.

  The following table summarizes the difference between the fair value and intrinsic value methods and the proforma net loss and loss per share amounts for the year ending December 31, 1996 had the Company adopted the fair value based method of accounting for stock-based compensation.


                                            Year Ended
                                           December 31,
                                               1996
                                               (In
                                            thousands)
          Difference between fair value     $   974
           and intrinsic value methods
           (additional compensation
           expense)
          Net loss                           (2,740)
          Loss per share                       (.32)


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 0.0% expected average annual volatility of 117%; average annual risk-free interest rate of 5.4%; and expected lives of five to ten years.

   Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996 the resulting pro forma compensation cost may not be representative of that to be expected in future years. The impact on future years is not known nor reasonably estimable.

   SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Accordingly, the implementation of SFAS No. 123 may have a material effect on the Company's financial statements and the pro forma disclosures in the notes thereto in future periods.

Stock Purchase Plans

   The Company has a stock purchase plan, which was adopted in 1991, under which employees and consultants to the Company can elect to receive shares of common stock as payment for compensation, services and expenses. Pursuant to the plan, the Company issued 582 shares in 1996. The Company also has a noncontributory employee stock purchase plan for employees to purchase common stock through payroll deductions.


NOTE 6 - RETIREMENT AND COMPENSATION PLANS

   The Company maintains a qualified target benefit retirement plan that covers substantially all of its U.S. employees. Company contributions are based on percentages of employee compensation and are allocated to individual accounts for each employee. Employees may voluntarily supplement the Company's contribution to their accounts in amounts up to 10% of salary. Amounts charged to expense for Company contributions were $182,000 in 1996, of which $116,000 is included in accrued salaries and benefits at December 31, 1996 and was paid subsequent to December 31, 1996.

   The Company also has a non-contributory employee stock ownership plan that covers substantially all of its U.S. employees. Company contributions are determined by the Board of Directors and can be made in stock or cash. The Board of Directors determined that no contribution would be made for 1996.

  The Company has similar retirement benefit plans, including employee stock ownership programs, covering employees of its foreign subsidiaries. The amount charged to expense for these plans was $148,000 in 1996, of which $42,000 is included in accrued salaries and benefits at December 31, 1996.

   During 1996 the Company took action to reduce costs by reduction of staff by terminating 10 employees in the WorkBench and General and Administrative areas. The Company accrued termination benefits totaling $101,000, all of which was paid in 1996. Of the total charge to expense, $28,000 is included in cost of licenses and cost of maintenance and $73,000 is included in general and administrative expense.


NOTE 7 - INFORMATION ABOUT OPERATIONS

Foreign and Domestic Operations and United States Export Revenue

   Following is financial information about the Company's foreign and domestic operations and United States export sales.




                                  Year Ended December 31, 1996
                                         (In Thousands)
                                                      Consolidated
                               U.S.      U.K.     Canada      Total
     Revenue                 $9,636    $ 7,418    $ 1,950    $19,004
     Income (loss) from        (643)       473       (470)      (410)
      operations
     Identifiable assets     19,435      2,164      1,109     22,708


U.S. export revenues by geographic area were as follows:


                              Year Ended
                             December 31,
                                 1996
                            (In thousands)
     Far East                $ 1,512
     Central and South         2,848
      America
     Europe                      909
     Canada & Other              206
                             $ 5,475


   During the year ended December 31, 1996, the Company derived $2.3 million, or 12%, of its consolidated revenue from National Nigerian Petroleum Corporation. During 1996, there was no single customer that accounted for 10% or more of the Company's revenue and the loss of which would have a material adverse effect on the Company's business.

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

   At December 31, 1996, accounts receivable, net of doubtful accounts and work in progress, related to the following customer groups:



                              United
                              States       Foreign       Total
                                        (In thousands)
     December 31, 1996:
     Companies               $5,028         $ 2,076      $ 7,104
     Governments and
     national                   432           742          1,174
       petroleum companies
     Government                  54           62           116
     contractors
                             $5,514         $ 2,880      $ 8,394


NOTE 8 - LEASE COMMITMENTS

   At December 31, 1996 the Company's minimum rental commitments under operating leases for office space and equipment were as follows:


                Year          Amount
                                (In
                             thousands)
                1997         $1,000
                1998            345
                1999            307
                2000            298
                2001            291
              Thereafter        704

  Total rent expense amounted to $1.4 million in 1996.

   The above minimum rental commitments include certain amounts that have been recorded in the balance sheet as long-term accrued lease obligations of $79,000 at December 31, 1996, and short-term accrued lease obligations of $259,000 at December 31, 1996. When these amounts are paid, they will be recorded as a reduction of the accrued lease obligations liability and will not result in expense in the Statement of Operations. The accrued lease obligations relate to differences in the timing of reportable rental expense for accounting purposes and the timing of cash receipts and disbursements in connection with several office lease transactions. The accrued lease obligations will be retired as follows: $260,000 in 1997, $32,000 in 1998 and $8,000 in 1999. These amounts include approximately $73,000 in interest expense that will be recognized representing the total discount to present value of accrued lease obligations.


NOTE 9 - CLAIMS AND CONTINGENCIES

   To the knowledge of management, the only claims pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company or its financial condition are the following:

   Marshall Wolf, on his behalf and on behalf of all others similarly situated vs. E. A. Breitenbach, R. J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc. On October 5, 1995, a claim was filed in the United States District Court of the District of Colorado alleging that the Defendants, who include the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff seeks to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 20, 1994 through July 10, 1995, with certain exclusions, and the Company has not contested whether the claim constitutes a proper class action.

   The Defendants and the Plaintiff previously reached agreement for settlement of the claim involving the payment of $1,100,000 in cash, to be provided by the Company's liability insurer in a court-supervised escrow account, and the Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value is $900,000. Subsequently, the settlement agreement was modified to eliminate the warrants and to provide for an additional $525,000 in cash, which cash will be provided by the Company. The Company concluded that the foregoing settlement is in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required for such defense. The Company recorded a $900,000 loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim in accordance with Question 1 of SAB Topic 5:Y. Upon final approval of the modified settlement, the Company will reduce its loss contingency reserve by $375,000, representing the difference between $525,000 and the previously accrued amount of $900,000. Completion of the settlement is subject to final approval of the fairness of the settlement by the Court, with such completion anticipated to occur in May 1997.

   Arbitration Number 70T 181 0038 96 D; Kinesix, a division of Scientific Software-Intercomp, Inc. and Kinesix (Europe) Ltd., an English Company - Houston, Texas. The Company, through Kinesix, a division of the Company, entered into a Territory Distributor Agreement with Kinesix (Europe) Ltd. ("KEL"), an unaffiliated entity located in London, U.K. The Distributor Agreement required under most circumstances a decision from the American Arbitration Association ("AAA") before its termination could be effective. On March 4, 1996 the Company commenced arbitration seeking declaration of termination of the Distributor Agreement and money due the Company for receivables outstanding as of December 31, 1995 of $296,000 for which the Company had fully provided. Thereafter, KEL in writing advised its customer base that it had ceased to trade in Kinesix products. As a result of this action by KEL and pursuant to the Distributor Agreement, the Company has declared the Distributor Agreement terminated without the requirement of arbitration. In the interim, on April 1, 1996 KEL filed an answer and counterclaim with the AAA and asserts damages that exceed $1 million without substantiation. It was the opinion of the Company and its counsel that KEL's claim was without merit.

   On October 1, 1996, a panel of the American Arbitration Association made an award in favor of KEL against the Company in the aggregate amount of $674,000. Such award was totally unanticipated by the Company and its counsel. On October 21, 1996, the Company filed a petition in a Texas state court seeking to have the award vacated on the grounds that the arbitrators erroneously denied the Company's request for a postponement of the arbitration hearing which prejudiced the Company in view of the claimant's failure to meet its obligation to disclose material testimony to be given at the hearing and that the arbitrators made a gross mistake of law in failing to apply a release and waiver given by the claimant following its knowledge of the complained of acts of the Company. The award in favor of KEL was settled in February 1997 for $575,000. The Company has recognized an expense for the amount of the $674,000 award, which has been included in the loss from operation of the discontinued Kinesix division for the year ended December 31, 1996 and included a liability for $674,000 in the balance sheet as part of other current liabilities.

    The Company's long-term services contracts generally include provisions for penalty charges for delay in the completion of contracts. Certain contracts in progress at December 31, 1996 have not been subsequently completed by the scheduled dates. Management believes that the delays were not caused by the Company and that no significant penalties will be incurred.

   As of December 31, 1996, the Company had no recorded insurance recoveries for uncollected foreign accounts receivables.


NOTE 10 - DISPOSAL OF KINESIX DIVISION

   On October 9, 1996, the Company announced the execution of final contracts for the previously announced sale of the net assets and business of its graphical user interface segment, otherwise known as the Kinesix division, to a group including the former President of the Kinesix division. The sale of this segment of the Company's business was part of management strategy to narrow the focus of the Company's activities to its primary market of the oil and gas industry. The consideration to the Company in the transaction was $410,000 including cash of $376,000 which was received by the Company in October 1996, a note receivable for $32,000, and the purchaser's assumption of liabilities totaling $59,000. The measurement date for accounting for the disposal was August 26, 1996, the date on which management decided to sell the Kinesix division and the disposal date was September 3, 1996, the effective date of the transaction. The transaction resulted in a loss on disposal of $478,000, which includes estimated losses to be incurred by the Kinesix division from the measurement date to the date of disposal of $66,000. From the measurement date to the balance sheet date of September 30, 1996, the Company incurred a net loss of $66,000 in operating the Kinesix division, which was charged to a reserve that was recorded in accounting for the loss on disposal. Loss from operation of the discontinued segment from January 1, 1996 to the measurement date was $878,000, including recognition of an expense of $674,000 related to an award against the Company by the American Arbitration Association, which is discussed in Note 9.

FINANCIAL STATEMENT SCHEDULES

                              SCHEDULE II

                  SCIENTIFIC SOFTWARE-INTERCOMP, INC.

                          VALUATION RESERVES

                                                       Deductions
                                       Additions     (Write-offs of
                      Balance at       Charged to       Previously    Balance at
                      Beginning        Costs and         Reserved        End of
                      of Period         Expenses         Amounts)        Period

Allowance for
 doubtful accounts:

Year Ended December
 31, 1996            $3,811,000       $(1,057,000)      $(2,064,000)    $690,000

Note:

The net credit to bad debt expense of $1,057,000 consists of expense charges of $541,000 reduced by credits to bad debt expense for recovery of accounts previously reserved of $1,598,000.

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

      3.1  Articles of Amendment to Articles of Incorporation of
       0   the Company dated
           December 14, 1994 increasing the number of shares of authorized stock (filed as Exhibit 3.10 to the Company's Report on Form 10-K/A for the year ended
           December   31,  1994,  and  incorporated   herein   by
           reference).

       4.1  Convertible Debenture Loan Agreement for $2,500,000
            dated September 30,
            1992 between Renaissance Capital Partners II, Ltd.
            and Scientific Software-
            Intercomp, Inc. (filed as Exhibit 4.1 to the
            Company's Form 8-K dated
            October   19,   1992  and  incorporated   herein   by
            reference).

       4.2 First Amendment to the Convertible Debenture Loan Agreement for an additional $1,000,000, dated September 15, 1993, between Renaissance
            Capital Partners II, Ltd. and Scientific Software-Intercomp, Inc. (filed as
            Exhibit 4.1 to the Company's Form 8-K dated October
            19, 1992 and
            incorporated herein by reference).

       4.3  Form of Stockholder Lock-up Agreement (filed as
            Exhibit 4.5 to the
            Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

       4.4  Letter Agreement Dated May 5, 1994 between
            Renaissance Capital Partners
            II, Ltd. and Scientific Software-Intercomp, Inc., regarding conversion of debentures (filed as Exhibit 4.6 to the Company's
            Form S-1 dated May 9,
            1994 and incorporated herein by reference).

       10.  Form of Stock Option Agreement for stock options
        1   issued under the informal
            Non-Qualified Stock Option Plan (filed as Exhibit 4.6 to the Company's Form
            S-1 dated May 9, 1994 and incorporated herein by reference).

       10.2 Employees Stock Ownership Plan and Trust as restated on January 1, 1989
            (filed as Exhibit 10.28 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

       10.3 Target Benefit Plan as restated on January 1, 1989
            (filed as Exhibit 10.29 to
            the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

       10.4 First Interstate Bank of Denver, N.A. Defined
            Contribution Master Plan and
            Trust Agreement  (filed as Exhibit 10.30 to the
            Company's Form S-1 dated
            May 9, 1994 and incorporated herein by reference).

       10.5 Adoption Agreement #001 Nonstandardized Code Section
            401(K) Profit
            Sharing Plan dated July 1, 1990  (filed as Exhibit
            10.31 to the Company's
            Form S-1 dated May 9, 1994 and incorporated herein by reference).

       10.6 Scientific Software-Intercomp, Inc. Deferred
            Compensation Plan  (filed as
            Exhibit 10.33 to the Company's Form S-1 dated May 9,
            1994 and
            incorporated herein by reference).

       10.7 Business Loan Agreement for $6.5 million dated September 20, 1994, between Bank One, Boulder, N.A. and Scientific Software-Intercomp, Inc., including Working Capital Guarantee Agreement dated September 29, 1994, between Bank One, Boulder, N.A. and Export-Import Bank of the United
            States referred to as "Exhibit B" (filed as Exhibit
            10.37 to the Company's
            Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

       10.8 Promissory Note of Scientific Software-Intercomp,
            Inc. to Bank One, Boulder,
            N.A. for $5,000,000, dated September 20, 1994 (filed as Exhibit 10.38 to the
            Company's Report on Form 10-K for the year ended
            December 31, 1994, and
            incorporated herein by reference).

       10.9 Promissory Note of Scientific Software-Intercomp,
            Inc. to Bank One, Boulder,
            N.A. for $1,500,000, dated September 20, 1994 (filed as Exhibit 10.39 to the
            Company's Report on Form 10-K for the year ended
            December 31, 1994, and
            incorporated herein by reference).

       10.10 Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
            Bank One, Boulder, N.A., dated May 30, 1995, extending maturity to July 15,
            1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit
            10.41 to the Company's
            Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

       10.11 Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
            Bank One, Boulder, N.A., dated July 15, 1995, extending maturity to
            August 15, 1995 relating to original Business Loan
            Agreement in the amount
            of $6.5 million, dated September 20, 1994 (filed as
            Exhibit 10.42 to the
            Company's Report on Form 10-K for the year ended
            December 31, 1994, and
            incorporated herein by reference).

       10.12 Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
            Bank One, Boulder, N.A., dated August 15, 1995, extending maturity to
            September 15, 1995 relating to original Business Loan
            Agreement in the
            amount of $6.5 million, dated September 20, 1994(filed as Exhibit 10.43 to the Company's Report on Form 10-K for the year ended
            December 31, 1994,
            and incorporated herein by reference).

       10.13 Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
            Bank One, Boulder, N.A., dated September 15, 1995, extending maturity to
            September 30, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994
            (filed as Exhibit 10.44 to
            the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

       10.14 Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
            Bank One, Boulder, N.A., dated September 30, 1995, extending maturity to
            October 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as
            Exhibit 10.45 to the
            Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

       10.15 Business Loan Agreement for $5.13 million dated October 15, 1995, renewing maturity to March 30, 1996, between Bank One, Boulder, N.A. and Scientific
            Software-Intercomp, Inc., including Working Capital Guarantee Agreement dated September 21, 1995, between Bank One, Boulder,
            N.A. and Export-
            Import Bank of the United States referred to as
            "Exhibit B" (filed as
            Exhibit 10.46 to the Company's Report on Form 10-K
            for the year ended
            December   31,  1994,  and  incorporated  herein   by
            reference).

       10.16 Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
            Bank One, Boulder, N.A., dated November 15, 1995, in the amount of
            $500,000.00 relating to original Business Loan
            Agreement in the amount of
            $5.13 million, dated October 15, 1995 (filed as
            Exhibit 10.47 to the
            Company's Report on Form 10-K for the year ended
            December 31, 1994, and
            incorporated herein by reference).

       10.17 Letter of Commitment From Lindner Funds dated March 29 ,1996 evidencing the commitment to provide the Company with a loan of $5 million (filed as
            Exhibit 10.33 to the Company's Report on Form 10-K
            for the year ended
            December   31,  1995,  and  incorporated  herein   by
            reference).

       10.18 Letter of Commitment From Renaissance Capital Group,
            Inc. dated April 4,
            1996 to restructure its convertible debentures (filed as Exhibit 10.34 to the
            Company's Report on Form 10-K for the year ended
            December 31, 1995, and
            incorporated herein by reference).

       10.19 Letter of Commitment From Bank One dated April 8, 1996 to restructure and extend a revolving line of credit in the amount of $1.5 million through April 15,
            1997 (filed as Exhibit 10.35 to the Company's Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

       10.20 Loan Agreement dated April 26, 1996 by and between Scientific Software-
            Intercomp,  Inc.  and  Lindner  Dividend  Fund,   and
            Renaissance Capital
            Partners III, Ltd. to provide the Company with Loans in the amount of $5 million and $1.5 million, respectively.

       21   Subsidiaries of the Company

       27   Financial Data Schedule




EXHIBIT 21

                          SUBSIDIARIES OF THE

                              REGISTRANT

   The registrant owns all of the outstanding capital stock of the following corporations:


         CORPORATION             STATE OR PROVINCE OF INCORPORATION

Intercomp Resource Development       Province of Alberta, Canada
 & Engineering, (Canada) Ltd.

In-Situ Research and                 Province of Alberta, Canada
 Engineering Ltd.

Microcomp Management Ltd.            Province of Alberta, Canada

IRAD Development Ltd.                Province of Alberta, Canada

247011 Alberta Limited               Province of Alberta, Canada

Scientific Software-Intercomp        United Kingdom
 (U.K.) Limited

Scientific Software Texas, Inc.      Texas

SSI Bethany, Inc.                    Texas


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  SCIENTIFIC SOFTWARE-INTERCOMP, INC.


April 15, 1997         /s/ George Steel
                       George Steel
                       Chairman of the Board of Directors,
                       President and Chief
                       Executive Officer (a principal executive
                       officer and director)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ George Steel                            April 15, 1997
George Steel
Chairman of the Board of Directors,
President and Chief
Executive Officer (a principal
executive officer and director)

/s/ Barbara J. Cavallo                      April 15, 1997
Financial Controller

/s/ William B. Nichols                      April 15, 1997
William B. Nichols, Director

/s/ Edward O. Price                         April 15, 1997
Edward O. Price, Director




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

 3.6 Articles of Amendment to Articles of Incorporation of the Company dated
       June 21, 1990  (filed as Exhibit 2.1 to the
       Company's Report on Form 10-
       Q for the quarter ended June 30, 1990, and incorporated herein by reference).

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

 4.1 Convertible Debenture Loan Agreement for $2,500,000 dated
       September 30, 1992 between Renaissance Capital
       Partners II, Ltd. and
       Scientific Software-Intercomp, Inc. (filed as
       Exhibit 4.1 to the Company's
       Form 8-K dated October 19, 1992 and incorporated herein by reference).

 4.2   First Amendment to the Convertible Debenture Loan
       Agreement for an
       additional $1,000,000, dated September 15, 1993, between Renaissance
       Capital Partners II, Ltd. and Scientific Software-
       Intercomp, Inc. (filed as
       Exhibit 4.1 to the Company's Form 8-K dated October
       19, 1992 and
       incorporated herein by reference).

 4.3   Form of Stockholder Lock-up Agreement (filed as
       Exhibit 4.5 to the
       Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

 4.4   Letter Agreement Dated May 5, 1994 between
       Renaissance Capital
       Partners II, Ltd. and Scientific Software-
       Intercomp, Inc., regarding
       conversion of debentures (filed as Exhibit 4.6 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

 10.1 Form of Stock Option Agreement for stock options issued under the informal Non-Qualified Stock Option Plan (filed as
       Exhibit 4.6 to the
       Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

 10.2 Employees Stock Ownership Plan and Trust as restated on January 1,
       1989 (filed as Exhibit 10.28 to the Company's Form
       S-1 dated May 9, 1994
       and incorporated herein by reference).

 10.3  Target Benefit Plan as restated on January 1, 1989
       (filed as Exhibit 10.29
       to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).

 10.4  First Interstate Bank of Denver, N.A. Defined
       Contribution Master Plan and
       Trust Agreement  (filed as Exhibit 10.30 to the
       Company's Form S-1 dated
       May 9, 1994 and incorporated herein by reference).

 10.5  Adoption Agreement #001 Nonstandardized Code
       Section 401(K) Profit
       Sharing Plan dated July 1, 1990  (filed as Exhibit
       10.31 to the Company's
       Form S-1 dated May 9, 1994 and incorporated herein by reference).

 10.6  Scientific Software-Intercomp, Inc. Deferred
       Compensation Plan  (filed as
       Exhibit 10.33 to the Company's Form S-1 dated May
       9, 1994 and
       incorporated herein by reference).

 10.7  Business Loan Agreement for $6.5 million dated
       September 20, 1994,
       between Bank One, Boulder, N.A. and Scientific
       Software-Intercomp, Inc.,
       including Working Capital Guarantee Agreement dated
       September 29,
       1994, between Bank One, Boulder, N.A. and Export-
       Import Bank of the
       United States referred to as "Exhibit B" (filed as
       Exhibit 10.37 to the
       Company's Report on Form 10-K for the year ended
       December 31, 1994,
       and incorporated herein by reference).

 10.8  Promissory Note of Scientific Software-Intercomp,
       Inc. to Bank One,
       Boulder, N.A. for $5,000,000, dated September 20,
       1994 (filed as Exhibit
       10.38 to the Company's Report on Form 10-K for the year ended
       December 31, 1994, and incorporated herein by reference).

 10.9  Promissory Note of Scientific Software-Intercomp,
       Inc. to Bank One,
       Boulder, N.A. for $1,500,000, dated September 20,
       1994 (filed as Exhibit
       10.39 to the Company's Report on Form 10-K for the year ended
       December 31, 1994, and incorporated herein by reference).

10.10  Change in Terms Agreement between Scientific
       Software-Intercomp, Inc.
       to Bank One, Boulder, N.A., dated May 30, 1995, extending maturity to
       July 15, 1995 relating to original Business Loan
       Agreement in the amount
       of $6.5 million, dated September 20, 1994 (filed as
       Exhibit 10.41 to the
       Company's Report on Form 10-K for the year ended
       December 31, 1994,
       and incorporated herein by reference).

10.11  Change in Terms Agreement between Scientific
       Software-Intercomp, Inc.
       to Bank One, Boulder, N.A., dated July 15, 1995, extending maturity to
       August 15, 1995 relating to original Business Loan
       Agreement in the
       amount of $6.5 million, dated September 20, 1994
       (filed as Exhibit 10.42
       to the Company's Report on Form 10-K for the year ended December 31,
       1994, and incorporated herein by reference).

10.12  Change in Terms Agreement between Scientific
       Software-Intercomp, Inc.
       to Bank One, Boulder, N.A., dated August 15, 1995, extending maturity to
       September 15, 1995 relating to original Business
       Loan Agreement in the
       amount of $6.5 million, dated September 20, 1994(filed as Exhibit 10.43 to the Company's Report on Form 10-K for the year ended December 31,
       1994, and incorporated herein by reference).

10.13  Change in Terms Agreement between Scientific
       Software-Intercomp, Inc.
       to Bank One, Boulder, N.A., dated September 15,
       1995, extending
       maturity to September 30, 1995 relating to original
       Business Loan
       Agreement in the amount of $6.5 million, dated
       September 20, 1994 (filed
       as Exhibit 10.44 to the Company's Report on Form 10-
       K for the year
       ended December 31, 1994, and incorporated herein by reference).

10.14  Change in Terms Agreement between Scientific
       Software-Intercomp, Inc.
       to Bank One, Boulder, N.A., dated September 30,
       1995, extending
       maturity to October 15, 1995 relating to original
       Business Loan Agreement
       in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit
       10.45 to the Company's Report on Form 10-K for the year ended
       December 31, 1994, and incorporated herein by reference).

10.15  Business Loan Agreement for $5.13 million dated
       October 15, 1995,
       renewing maturity to March 30, 1996, between Bank
       One, Boulder, N.A.
       and Scientific Software-Intercomp, Inc., including
       Working Capital
       Guarantee Agreement dated September 21, 1995,
       between Bank One,
       Boulder, N.A. and Export-Import Bank of the United
       States referred to as
        "Exhibit B" (filed as Exhibit 10.46 to the
       Company's Report on Form 10-K
       for   the   year  ended  December  31,  1994,   and
       incorporated herein by reference).

10.16  Change in Terms Agreement between Scientific
       Software-Intercomp, Inc.
       to Bank One, Boulder, N.A., dated November 15,
       1995, in the amount of
       $500,000.00 relating to original Business Loan
       Agreement in the amount
       of $5.13 million, dated October 15, 1995 (filed as
       Exhibit 10.47 to the
       Company's Report on Form 10-K for the year ended
       December 31, 1994,
       and incorporated herein by reference).

10.17  Letter of Commitment From Lindner Funds dated March
       29 ,1996
       evidencing the commitment to provide the Company with a loan of $5 million (filed as Exhibit 10.33 to the Company's
       Report on Form 10-K for
       the year ended December 31, 1995, and incorporated herein by reference).

10.18  Letter of Commitment From Renaissance Capital
       Group, Inc. dated April 4,
       1996 to restructure its convertible debentures
       (filed as Exhibit 10.34 to the
       Company's Report on Form 10-K for the year ended
       December 31, 1995,
       and incorporated herein by reference).

10.19  Letter of Commitment From Bank One dated April 8,
       1996 to restructure
       and extend a revolving line of credit in the amount of $1.5 million through
       April 15, 1997 (filed as Exhibit 10.35 to the
       Company's Report on Form 10-
       K for the year ended December 31, 1995, and incorporated herein by reference).

10.20  Loan Agreement dated April 26, 1996 by and between
       Scientific
       Software-Intercomp, Inc. and Lindner Dividend Fund, and Renaissance
       Capital Partners III, Ltd. to provide the Company with Loans in the amount of $5 million and $1.5 million, respectively.

  21   Subsidiaries of the Company

 23.1  Consent of Ehrhardt Keefe Steiner & Hottman PC

  27   Financial Data Schedule