Form 10QSB
period 1997-03-31
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1997-05-19
CIK 87822

19
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                               FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1997

                                  OR

        (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  13(d) THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _____ to _____


                     Commission File Number 0-4882


                  SCIENTIFIC SOFTWARE-INTERCOMP, INC.
        (Exact Name of Registrant as Specified in its Charter)


                     Colorado               84-0581776
                 State (or other           (IRS Employer
                 jurisdiction of           Identification No.
                 incorporation or
                  organization)

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

                        Yes           No   X

 Number of Shares of Common Stock, No Par Value Outstanding at  April 30, 1997:

                              8,840,000



                                INDEX



PAGE PART I - FINANCIAL STATEMENTS
  Item 1 - Financial Statements
     Consolidated Balance Sheets at March 31, 1997 and December 31,
      1996                                                             3

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE                     4
       three months ended March 31, 1997 and 1996

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE                     5
       three months ended March 31, 1997 and 1996

     Notes to Consolidated Financial Statements                        6

     Management's Discussion and Analysis of Financial Condition       9
       and Results of Operations

PART II.  OTHER INFORMATION

  Item 1 - Legal Proceedings                                          13

  Item 6 - Exhibits and Reports on Form 8-K                           14




         SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)



                                                   March 31,    December 31,
                                                     1997           1996
                                                  (Unaudited)    (Audited)

Current Assets
 Cash and cash equivalents                         $ 1,734      $1,870
 Accounts receivable, net of allowance for
  doubtful                                           4,050       5,609
   accounts of $579 and $690
 Work in progress (unbilled revenue)                 2,594       2,785
 Other current assets                                  597         530
   Total current assets                              8,975      10,794

 Software, net of accumulated amortization of
   $43,386 and $42,837                               9,669       9,604

 Property and Equipment, net of accumulated
depreciation                                           734         823
   and amortization of $5,308 and $5,218

Other Assets                                         1,633       1,487

                                                   $21,011     $22,708

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                                  $   914      $1,389
 Accrued salaries and fringe benefits                1,016       1,070
 Accrued lease obligations                             174         260
 Deferred maintenance and other revenue              2,177       2,421
 Accrued Royalties                                     741         731
 Accrual for costs to complete a contract              200         200
 Accrued taxes                                          25         282
 Accrued litigation liabilities (Note 6)               900       1,574
 Other current liabilities                             732         597
   Total current liabilities                         6,879       8,524
Accrued Lease Obligations                               61          79
Long-term Obligations                                  564         568
Senior Secured Notes Payable                         6,500       6,500

Redeemable Preferred Stock
 Series A Convertible Preferred Stock, $5 par
  value; 1,200,000 shares authorized, 800,000
   shares issued and outstanding                     4,000       4,000

Commitments and Contingencies (Notes 5 and 6)
Stockholders' Equity
 Common stock, no par value; $.10 stated value;
   25,000,000 shares authorized,  8,840,000
   shares issued and outstanding                       884         884
 Paid-in capital                                    49,474      49,474
 Accumulated deficit                               (46,727)    (46,736)
 Cumulative foreign currency translation             (624)       (585)
adjustment
   Total stockholders' equity                        3,007       3,037
                                                   $21,011     $22,708

    The accompanying notes are an integral part of the consolidated financial statements



                  SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                     CONSOLIDATED STATEMENTS OF
       OPERATIONS (In thousands, except per share amounts)

                                               Three months ended
                                             March 31,      March 31,
                                                1997          1996
                                            (Unaudited)    (Unaudited)

Revenue
 Consulting and training                      $ 2,041          $  2,849
 Licenses                                         725               626
 Maintenance                                      803               813
 Other                                             65                82
                                                3,634             4,370

Costs and Expenses
 Costs of consulting and training               1,473             2,064
 Costs of licenses
   including software amortization of $549
    and $500                                      626               685
 Costs of maintenance                             284               642
 Costs of other revenue                            23                50
 Contract cost accruals (reversals)              ----                (9)
 Selling, general and administrative            1,123             1,465
 Software research and development                118                70
                                                3,647             4,967
Loss from Operations                             (13)              (597)

Other Expense
 Loss contingency (expense) reversal (Note         99               --
   6)
 Interest income (expense), net                 (120)             (113)
 Foreign exchange gains (losses)                   53               (4)

Income (Loss) Before Income Taxes                  19             (714)

Provision For Income Taxes                         10               10

Income (Loss) from Continuing Operations            9             (724)

Discontinued operation (Note 7)
 Loss from operation of Kinesix Division         ----              (75)

Net Income (Loss)                             $     9          $  (799)

Weighted Average Number of Common and
 Common Equivalent Shares Outstanding           7,858            8,185

Income (Loss) Per Common and
Common Equivalent Share:
 Continuing operations                        $   .00        $   (.09)
 Discontinued operation                       ----               (.01)
   Net Income (Loss)                          $   .00        $   (.10)

    The accompanying notes are an integral part of the consolidated financial statements.

                  SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                                     Three months ended
                                                          March 31,
                                                      1997        1996
                                                    (Unaudited  (Unaudited)
Cash Flows from Operating Activities
   Net Income (loss) from continuing operations        $     9     $  (724)
    Adjustments:
   Depreciation and amortization                           688         672
   Provision for losses on accounts receivable             (76)       (253)
   Loss contingency (reversal)(Note 6)                     (99)        --
 Changes in operating assets and liabilities:
   Decrease in accounts receivable
     and work in progress                                1,826         971
   (Increase) Decrease in other assets                    (213)         45
   Decrease in accounts payable and
     accrued expenses                                   (1,220)       (556)
   Decrease in accrued lease obligations                  (104)       (148)
   Increase (Decrease) in deferred revenue                (244)        188
     Net cash provided by continuing operations            567         195
     Net cash utilized in discontinued operations          ----         34
     Net cash provided by operating activities             567         229

Cash Flows From Investing Activities
 Capitalized software costs                               (614)       (500)
 Purchases of equipment                                    (50)         (7)
    Net cash utilized in investing activities             (664)       (507)

Cash Flows From Financing Activities
 Sales of common stock                                  ----            98
 Repayments of other obligations                        ----           104
    Net cash provided by financing activities           ----           202

Effect of exchange rates on cash                           (39)        (1)
Net increase (decrease) in cash and cash                  (136)       (77)
 equivalents
Cash and cash equivalents at beginning of period         1,870        419

Cash and Cash Equivalents at End of Period             $ 1,734     $  342

Supplemental Cash Flow Information
Cash paid during the year for:
 Interest, net of amount capitalized                       117         70

    The accompanying notes are an integral part of the
                         consolidated financial statements.



                  SCIENTIFIC SOFTWARE-INTERCOMP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

   This report includes the consolidated financial statements of Scientific Software-Intercomp, Inc., (the Company) and its whollyowned subsidiaries. The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company is responding to those comments. Resolution of some of the comments is expected to result in certain revisions of those Forms and of the financial statements therein, which may also result in certain corresponding revisions to this Form 10-Q. Accordingly, when the comments made by the SEC have been satisfactorily resolved, the Company will amend those earlier Forms and if necessary this Form 10-Q. The consolidated financial statements for the interim periods ended March 31, 1997 reflect all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of the Company, are necessary to fairly present the results of operations, financial position, and cash flows, as of the dates and for the periods presented. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.
   Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods
to  differ  materially  from  forecasted results.   Those  risks and
uncertainties include, among others, the financial strength and competitive pricing environment of the oil and gas service industry, product demand, market acceptance and new product
development.   Those and other risks  are  described  in  the
Company's filings with the Security and Exchange Commission.
The Notes to Consolidated Financial Statements included in the Company's Form 10K for year ended December 31, 1996 should be read in conjunction with these interim consolidated financial statements.


NOTE 2 - BANK CREDIT AGREEMENT

United States Lines of Credit.

   Effective April 16, 1997 the Company and Bank One agreed to extend the revolving credit facility through October 15, 1997. Due to the Company's improved cash position and decreased need for credit, the revolving credit facility was decreased from $1.5 million to $900,000. The collateral for the line is the Company's accounts receivable from non-U.S. domiciled customers to the extent
necessary to collateralize the   line.    All  receivables  not
necessary  for  the   line
and
substantially all other assets except those of the Canadian
subsidiary are   collateral  for  The  Lindner  Dividend  Fund
("Lindner")
and
Renaissance Capital Partners II, Ltd. ("Renaissance") senior secured notes.

   The credit facility is supported by a $900,000 guarantee from EximBank. The credit facility is subject to extension of the guarantee by EximBank. EximBank has agreed to extend its guarantee to May 31, 1997, while it is processing the application for extension of the guarantee to October 15, 1997. The interest rate applicable to short term borrowings under this extended credit arrangement will be equal to the bank's prime rate of interest.
The Company pays EximBank a fee equal to 1.5% of the guarantee and is required to purchase credit insurance for foreign receivables at a cost of 0.44% of the amount of the issued receivables.
 As of March 31, 1997 the balances of the revolving credit facility,
amounts   of  short-term  cash  borrowings  and  letters   of
credit outstanding, and credit available under the revolving credit facility were as follows:


        Revolving credit facility limit
         (limited by insurance coverage
         and amounts of qualified receivables)      $900,000

        Borrowing base                              $900,000
        Amounts outstanding:
           Short-term cash borrowings                 --
           Letters of credit                        (456,000)
        Credit available                            $444,000

NOTE 3 - INCOME TAXES

   The  Company's income tax expense is primarily due to foreign
taxes withheld   at   the  source  on  sales  in  some  foreign
countries. Consequently, these taxes cause the Company's effective tax rate to vary from the Federal statutory rate. The Company incurred a current tax provision from foreign taxes and for that portion of the U.S. profit reported for this period that cannot be offset by the Company's loss carry forward.


NOTE 4 -COMMITMENTS

 The Company is presently negotiating a lease on new space for its Denver, Colorado office.


NOTE 5 - CONTINGENCIES

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

   The Defendants and the Plaintiff previously reached agreement for settlement of the claim involving the payment of $1,100,000 in cash, to be provided by the Company's liability insurer in a courtsupervised escrow account, and the Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value is $900,000. Subsequently, the settlement agreement was modified to eliminate the warrants and to provide for an additional $525,000 in cash, which cash will be supplied by the Company. The Company concluded that the foregoing settlement is in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required  for  such
defense.   The  Company recorded a $900,000 loss  contingency  in
the second  quarter  of  1996  relating  to  the  proposed
agreement for settlement of the Marshall Wolf claim in accordance with Question 1 of SAB Topic 5:Y. Upon final approval of the
modified settlement,  the Company   will  reduce  its  loss
contingency reserve by $375,000, representing the difference between $525,000 and the previously accrued amount of $900,000. Completion of the settlement is subject to final approval of the fairness of the settlement by the Court, with such completion anticipated to occur in May 1997.
   Arbitration Number 70T 181 0038 96 D; Kinesix, a Division of Scientific Software-Intercomp, Inc. and Kinesix (Europe)
Ltd.,  an English  Company  - Houston, Texas.  The Company, through
Kinesix,  a Division   of  the  Company,  entered  into  a
Territory Distributor Agreement with Kinesix (Europe) Ltd. ("KEL"), an unaffiliated entity located in London, U.K. The Distributor Agreement required under most circumstances a decision from the American Arbitration Association ("AAA") before its termination could be effective. On March 4, 1996 the Company commenced arbitration seeking declaration of termination of the Distributor Agreement and money due the Company for receivables outstanding as of December 31, 1995 of $296,000 for which the Company had fully provided. Thereafter, KEL in writing advised its customer base that it had ceased to trade in Kinesix products. As a result of this action by KEL and pursuant to the Distributor Agreement, the Company has declared the Distributor Agreement terminated without the requirement of arbitration. In the interim, on April 1, 1996 KEL filed an answer and counterclaim with the AAA and asserted damages that exceed $1 million without substantiation.
 On October 1, 1996, a panel of the American Arbitration Association made an award in favor of KEL against the Company in the
aggregate amount  of  $674,000.   Such award was totally
unanticipated by the Company and its counsel. On October 21, 1996, the Company filed a petition in a Texas state court seeking to have the award vacated on the grounds that the arbitrators erroneously denied the Company's request for a postponement of the arbitration hearing which prejudiced the Company in view of the claimant's failure to meet its obligation to disclose material testimony to be given at the hearing and that the arbitrators made a gross mistake of law in failing to apply a release and waiver given by the claimant following its knowledge of the complained of acts of the Company. The award in favor of KEL was settled in February 1997 for $575,000. The Company recognized an expense for the amount of the $674,000 award, which has been included in the loss from operation of the discontinued Kinesix Division for the year ended December 31, 1996, and included a liability of $674,000 in the balance sheet as part of other
current  liabilities.                                        The
Company recorded a credit to expense of $99,000 in first quarter 1997, representing the difference between $575,000 and the previously accrued amount of $674,000.


Other Items

    The Company's long-term services contracts generally include provisions for penalty charges for delay in the completion of contracts. Certain contracts in progress at March
31, 1997  have  not been   subsequently  completed  by  the
scheduled  date.   Management believes  that the delays were not
caused by the Company and that no significant penalties will be incurred.
NOTE 6 -  DISPOSAL OF KINESIX DIVISION

 On October 9, 1996, the Company announced the execution of final contracts for the previously announced sale of the net assets and business of its graphical user interface segment, otherwise known as the Kinesix Division, to a group including the former President of the Kinesix Division. The sale of this segment of the Company's business was part of management strategy to narrow the focus of the Company's activities to its primary market of the oil
and gas  industry.                                           The
consideration to the Company in the transaction was $410,000 including cash of $376,000 which was received by the Company in October 1996, a note receivable for $32,000, and the purchaser's assumption of liabilities totaling $59,000. The measurement date for accounting for the disposal was August 26, 1996, the date on which management decided to sell the Kinesix Division and the disposal date was September 3, 1996, the effective date of the transaction. The transaction resulted in a loss on disposal of $478,000, which includes estimated losses to be incurred by the Kinesix Division from the measurement date to the date of disposal of $66,000. From the measurement date to the balance sheet date of September 30, 1996, the Company incurred a net loss of $66,000 in operating the Kinesix Division, which was charged to a reserve that was recorded in accounting for the loss on disposal. Loss from operation of the discontinued segment from January 1, 1996 to the measurement date was $878,000, including recognition of an expense of $674,000 related to an award against the Company by the American Arbitration Association, which is discussed in Note 5.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
          AND RESULTS OF OPERATIONS

UNAUDITED INTERIM INFORMATION

   This report includes the consolidated financial statements of Scientific Software-Intercomp, Inc., (the Company) and its whollyowned subsidiaries. The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company is responding to those comments. Resolution of some of the comments is expected to result in certain revisions of those Forms and of the financial statements therein, which may also result in certain corresponding revisions of this Form 10Q. Accordingly, when comments made by the SEC have been satisfactorily resolved, the Company will amend those earlier
Forms  and  if  necessary this Form 10-Q.   The  consolidated
financial statements for the interim periods ended March 31, 1997 reflect all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of the Company, are necessary to fairly present the results of operations, financial position, and cash flows, as of the dates and for the periods presented. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


RESULTS OF OPERATIONS

   First  quarter,  1997 total revenue decreased 18% to  $3.6 million compared to $4.4 million in 1996. Net income was $9,000, or $.00 per share in the first quarter of 1997, compared to a loss of $779,000, or $(.10) per share in the first quarter of 1996.
 Comparative revenue by business unit are set forth in the following table:



                             First Quarter
                           1997        1996        Pct Change
                            (In Thousands)
       E & P Consulting   $1,822      $1,987         (8%)

       E & P Products      1,215       1,211         ----

       P & F Division        597       1,172        (49%)

       Total Revenue    $  3,634    $  4,370        (18%)


   The Exploration and Production (E & P) Consulting Division revenue decrease was attributable to a reduction in the number of billable personnel and a reduction in backlog.

   Exploration and Production (E & P) Products Division first quarter 1997 revenue was at approximately the same level as first quarter 1996 revenue. The E & P Products Division has focused on improving quality performance in serving existing customers on the Windows/PC platform and in 1997 has already released version
1.6.3 of the  "WorkBench" product.   The  Company  expects revenue
in this area to begin to increase as the Company continues to improve its product and service quality to its customers.

   Pipeline Division first quarter 1997 revenue decreased due to the temporary suspension of a major Far East pipeline project which has now been resumed, and reduced backlog due to severe competitive price pressure.

     Backlog at March 31, 1997 was $5.3 million, down from the backlog at December 31, 1996 of $6.7 million.


Costs of Consulting and Training and Costs of Licenses and Maintenance

 In the second quarter of 1996, management took steps to reduce overhead, non-billable staff personnel, and other costs, and to further emphasize direct accountability for profitability and cash performance at the Division management level. The benefits from these measures have resulted in lower expenses in the first quarter of 1997.

   Costs of consulting and training decreased to $1.4 million in the first quarter of 1997 from $2.1 million in the first quarter of 1996. Costs of consulting and training were 72% of consulting and training revenue in the first quarters of both 1997 and 1996.
   Costs of license revenue decreased to $626,000 (including $549,000 of software amortization) in the first quarter of 1997 from $685,000 (including $500,000 of software amortization) in the
first quarter  of 1996.   Costs  of license revenue were 86% of
license revenue in the first quarter of 1997 and 109% of license revenue in the first quarter of 1996.
   Costs of maintenance decreased to $284,000 in the first quarter of 1997 from $642,000 in the first quarter of 1996. Costs of maintenance were 35% of maintenance revenue in the first quarter of 1997 and 79% of maintenance revenue in the first quarter of 1996.
   Operations losses declined from a loss of $597,000 in the first quarter of 1996 to a loss of $13,000 in the first quarter of 1997. The overall improvement in results is attributable to the steps management took in the second quarter of 1996 to reduce overhead, nonbillable staff personnel, and other costs, and to further emphasize direct accountability for profitability and cash performance at the Division management level.
   All Divisions except the E & P Consulting Division reported reductions in operating costs in excess of 30% over prior year. The E & P Consulting Division reported a 9% reduction.


Selling, General and Administrative Expenses

 In the second quarter of 1996, management took steps to reduce overhead, personnel, and other costs. The benefits from these measures have resulted in lower costs in the three months ended
March 31, 1997.

   Selling, General and Administrative expense decreased $342,000 or 23%. to $1.1 million in the first quarter of 1997 from $1.5 million in the first quarter of 1996.


Software Research and Development
   The Company's software development and enhancement costs are accounted for in accordance with FASB Statement No. 86. The following table summarizes total costs of development and enhancement of the Company's software products for first quarter ended March 31, 1997 and 1996 respectively.


                                           First Quarter
                                          1997         1996
                                          $K            $K
       Software expenditures
         Capitalized software costs      614            500
         Cost charged directly to        118             70
           operations
          Total software expenditures    732            570

       Software expenses charged to
        earnings
         Cost charged directly to        118             70
          operations
         Amortization of                 549            500
          capitalized software
         Total software expenses
          charged to earnings            667            570


   The Company continues its commitment to the development and enhancement of its software products and expects significant product upgrades to be released in 1997.


Loss Contingency
   The Company recorded a credit to expense of $99,000 in the first quarter of 1997 related to the settlement of the Kinesix Europe Arbitration Award discussed in Note 5 of the Consolidated
Financial Statements.   The expense reversal represented the
difference between the previously accrued contingency amount of $674,000 and the actual settlement amount of $575,000.


Interest Income (Expense)
   The following table summarizes the components of interest income (expense) during first quarter ended March 31, 1997
and   1996 respectively.  The capitalized interest was included as a component of the capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.


                                     First Quarter
                                1997             1996
                                    (In thousands)

          Interest income      $    27         $     7
          Interest incurred       (117)            (95)
          Interest capitalized     (30)            (25)
          Net interest expense  $ (120)         $ (113)


Foreign Exchange Losses
   The Company is subject to risks associated with its various transactions in foreign currencies, primarily the British Pound and the Canadian Dollar, but the Company currently does not
believe  they are  material.   The Company continually monitors its
risks and uses forward rates in the setting of exchange rates in the costing and pricing for significant projects to minimize risk. During the three months ended March 31, 1997, the Company reported a net foreign exchange gain of $53,000 compared to a net foreign exchange loss of $4,000 for the three months ended March 31, 1996.


Disposal of Kinesix Division
 On October 9, 1996, the Company sold the net assets and business of its graphical user interface segment, otherwise known as Kinesix Division to a group including the former President of the Kinesix Division. The details of the disposal are discussed in
Note 6 of the Consolidated Financial Statements. The income statement for the Kinesix Division for the period ending March 31, 1996 is the following:


                                                  (In
                                                thousands)
        Revenue                                 $  522
        Cost of Operations                         597
        Loss from Operations                    $ (75)

FINANCIAL POSITION

   The Company's working capital ratio at March 31, 1997 was 1.30 to 1.0, based on current assets of $9.0 million and current liabilities of $6.9 million. The Company's working capital ratio at December 31, 1996 was 1.27 to 1.0.

   Cash provided from operations was $567,000 for the three months ended March 31, 1997, compared to $229,000 for the year-ago period. This improvement resulted principally from the effects of cost reductions.

   Cash used in investing activities increased $157,000 over the first quarter of 1996 due to the increased costs for equipment and mantime to increase product development activities in the E & P Products and Pipeline Divisions. Total capitalized software for the full year 1997 is projected to be approximately $2.5 million, which the Company plans to fund from cash flows from operations.

 In the first quarter of 1996, cash of $202,000 was provided by financing activities from the sale of company stock of $98,000
and from  repayments  of  other obligations of  $104,000.   In  the
first quarter of 1997, no funds were received from financing activities.


CASH FLOW FROM OPERATIONS

   The  Company has completed the financing and restructuring  of the convertible debentures discussed in Note 3 to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1996 and the bank revolving line of credit described in Note 2 above. The Company believes that it will continue generating positive cash flow from operations as a result of the measures discussed in Management's Discussion and Analysis of Results of Operations and Financial Position. The Company believes that funds expected to be available under the Company's revolving credit facility and internally generated funds should provide the Company with sufficient liquidity and working capital to meet its anticipated shortterm (less than one year) and
long-term (more than one year) operating needs.   Should  this not be
possible, funding would be sought from alternative sources and/or Company costs would be reduced. There can be no assurances, however, that the Company will generate sufficient positive cash flow from operations to meet its future operating needs or be successful in obtaining any required additional debt or equity financing.


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


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

 To the knowledge of management, the only claims pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company or its financial condition are the following:

   Marshall Wolf, on his behalf and on behalf of all others similarly situated vs. E. A. Breitenbach, R. J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc. On October 5, 1995, a claim was filed in the United States District Court of the District of Colorado alleging that the Defendants, who include the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers.
The Plaintiff seeks to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 30, 1994 through July 10, 1995, with certain exclusions, and the Company has not contested whether the claim constitutes a proper class action.
   The Defendants and the Plaintiff previously reached agreement for settlement of the claim involving the payment of $1,100,000 in cash, to be provided by the Company's liability insurer in a courtsupervised escrow account, and the Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value is $900,000. Subsequently, the settlement agreement was modified to eliminate the warrants and to provide for an additional $525,000 in cash, which cash will be supplied by the Company. The Company concluded that the foregoing settlement is in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required  for  such
defense.   The  Company recorded a $900,000 loss  contingency  in
the second  quarter  of  1996  relating  to  the  proposed
agreement for settlement of the Marshall Wolf claim in accordance with Question 1 of SAB Topic 5:Y. Upon final approval of the
modified settlement,  the Company   will  reduce  its  loss
contingency reserve by $375,000, representing the difference between $525,000 and the previously accrued amount of $900,000. Completion of the settlement is subject to final approval of the fairness of the settlement by the Court, with such completion anticipated to occur in May 1997.
   Claims related to Gas Pipeline Project. The Company has filed a claim for costs incurred pursuant to a gas pipeline project in India. Depending on the amount collected on a claim by the primary contractor against the ultimate customer, the Company could receive
up  to  $1.4 million.   No  amount  has  been  accrued  related  to
the  potential settlement.


 Item 6. Exhibits and Reports on Form 8-K

a.   EX-27- Financial Data Schedule.




                             SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SCIENTIFIC SOFTWARE-INTERCOMP, INC.
May 19, 1997            /s/ George Steel
Date                    George Steel, Chairman, President and Chief
                        Executive Officer
                        (a principal executive officer and director)



May 19, 1997            /s/ Barbara J. Cavallo
Date                    Barbara J. Cavallo, Financial
Controller