Form 10-Q
period 1997-06-30
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1997-08-11
CIK 87822

19
                                       1
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED

                                 JUNE 30, 1997

                                      OR

            (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(D)
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-4882

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                      -----------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





COLORADO                                                 84-0581776
--------------------------------  ---------------------------------
STATE (OR OTHER JURISDICTION OF   (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)







633 17TH STREET, SUITE 1600, DENVER, COLORADO 80202
-----------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)







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





YES  NO  X
         -



 NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE OUTSTANDING AT JUNE 30, 1997:





8,840,000



                      (This form 10-Q includes 15 pages)

                                     INDEX






                                                                  PAGE
                                                                  ----
PART I - FINANCIAL STATEMENTS

 Item 1 - Financial Statements

   Consolidated Balance Sheets at June 30, 1997 and December 31,     3
                                                                  1996

   Consolidated Statements of Operations for the                     4
     three and six months ended June 30, 1997 and 1996

   Consolidated Statements of Cash Flows for the                     5
     three and six months ended June 30, 1997 and 1996

   Notes to Consolidated Financial Statements                        6

   Management's Discussion and Analysis of Financial Condition       9
     and Results of Operations

PART II.  OTHER INFORMATION                                         14

 Item 1 - Legal Proceedings                                         15

 Item 6 - Exhibits and Reports on Form 8-K                          15



                SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                           June 30,    December 31,
                                                             1997          1996
                                                          ----------  --------------
(Unaudited)                                               (Audited)
ASSETS

Current Assets
 Cash and cash equivalents                                $     843   $       1,870
 Accounts receivable, net of allowance for doubtful
   accounts of $603 and $690 . . . . . . . . . . . . . .      2,867           5,609
 Work in progress (unbilled revenue)                          2,930           2,785
 Other current assets                                           693             530
                                                          ----------
   Total current assets. . . . . . . . . . . . . . . . .      7,333          10,794

Software, net of accumulated amortization of
 $43,934 and $42,837                                          9,708           9,604

Property and Equipment, net of accumulated depreciation
 and amortization of $5,461 and $5,218                          635             823

Other Assets                                                  1,614           1,487
                                                          $  19,290   $      22,708
                                                          ==========  ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                         $     700   $       1,389
 Accrued salaries and fringe benefits                           916           1,070
 Accrued lease obligations                                      110             260
 Deferred maintenance and other revenue                       2,493           2,421
 Accrued Royalties                                              768             731
 Accrual for costs to complete a contract                         -             200
 Accrued taxes                                                   43             282
 Accrued litigation liabilities (Note 5)                          -           1,574
 Other current liabilities                                      531             597
                                                          ----------  --------------
   Total current liabilities . . . . . . . . . . . . . .      5,561           8,524
Accrued Lease Obligations                                        69              79
Long-Term Obligations                                           560             568
Senior Secured Notes Payable                                  6,500           6,500

Redeemable Preferred Stock
 Series A Convertible Preferred Stock, $5 par value;
 1,200,000 shares authorized, 800,000 shares issued and
 outstanding . . . . . . . . . . . . . . . . . . . . . .      4,000           4,000

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity
 Common stock, no par value; $.10 stated value;
  25,000,000 shares authorized, 8,840,000
   shares issued and outstanding                                884             884
 Paid-in capital                                             49,474          49,474
 Accumulated deficit                                        (47,239)        (46,736)
 Cumulative foreign currency translation adjustment            (519)           (585)
   Total stockholders' equity. . . . . . . . . . . . . .      2,600           3,037
                                                          ----------  --------------
                                                          $  19,290   $      22,708
                                                          ==========  ==============



    The accompanying notes are an integral part of the consolidated financial statements



                                         SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         Three months ended    Six months ended
                                                              June 30,             June 30,
                                                        --------------------  ------------------
                                                                1997                 1996          1997      1996
                                                        --------------------  ------------------  -------  ---------
(Unaudited)                                                 (Unaudited)
REVENUE
 Consulting and training                                $             1,637   $           2,734   $3,678   $  5,583
 Licenses                                                               487                 608    1,212      1,234
 Maintenance                                                            747                 685    1,550      1,498
 Other                                                                   63                  49      128        131
                                                                      2,934               4,076    6,568      8,446
                                                        --------------------  ------------------  -------  ---------

COSTS AND EXPENSES
 Costs of consulting and training                                     1,634               1,994    3,107      4,058
 Costs of licenses including software amortization of
   $549,$500, $1,097 and $1,375                                         688                 658    1,314      1,343
 Costs of maintenance                                                   158                 644      442      1,286
 Costs of other revenue                                                  16                  43       39         93
 Contract cost accruals (reversals)                                       -                   -        -         (9)
 Selling, general and administrative                                    993               1,902    2,116      3,367
 Software research and development                                       82                  85      200        155
                                                                      3,571               5,326    7,218     10,293
                                                        --------------------  ------------------  -------  ---------
LOSS FROM OPERATIONS                                                   (637)             (1,250)    (650)    (1,847)

OTHER INCOME (EXPENSE)
 Loss contingency (expense) reversal (Note 5)                           315                (900)     414       (900)
 Interest income (expense), net                                        (130)                (74)    (250)      (187)
 Foreign exchange gains (losses)                                        (50)                 11        3          7
                                                        --------------------  ------------------  -------  ---------

Loss Before Income Taxes                                               (502)             (2,213)    (483)    (2,927)

Provision For Income Taxes                                               10                  10       20         20
                                                        --------------------  ------------------  -------  ---------

Loss from Continuing Operations                                        (512)             (2,223)    (503)    (2,947)

Discontinued operation (Note 6)
 Loss from operation of Kinesix Division                                  -                 (47)       -       (122)
                                                        --------------------  ------------------  -------  ---------

NET LOSS                                                $              (512)  $          (2,270)  $ (503)  $ (3,069)
                                                        ====================  ==================  =======  =========

Weighted Average Number of Common and
 Common Equivalent Shares Outstanding                                 8,840               8,476    8,840      8,317
                                                        ====================  ==================  =======  =========

Loss Per Common and
Common Equivalent Share:
 Continuing operations                                  $              (.06)  $            (.26)  $ (.06)  $   (.36)
 Discontinued operation                                                   -                (.01)       -       (.01)
                                                        --------------------  ------------------
  Net Loss                                              $              (.06)  $            (.27)  $ (.06)  $   (.37)
                                                        ====================  ==================  =======  =========



    The accompanying notes are an integral part of the consolidated financial statements.



                               SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)


                                                              Six months ended
                                                               June 30, 1997      June 30, 1996
                                                             ------------------  ---------------
                                                                (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss from continuing operations                         $            (503)  $       (2,954)
 Adjustments:
   Depreciation and amortization                                         1,376            1,328
   Net provision (recovery) or loss on accounts receivable.                (87)             546
   Loss contingency (reversal)(Note 5). . . . . . . . . . .               (414)             900
 Changes in operating assets and liabilities:
   Decrease in accounts receivable
     and work in progress . . . . . . . . . . . . . . . . .              2,684              714
   (Increase) Decrease in other assets. . . . . . . . . . .               (290)             421
   Decrease in accounts payable and
     accrued expenses . . . . . . . . . . . . . . . . . . .             (2,463)          (1,714)
   Decrease in accrued lease obligations. . . . . . . . . .               (176)            (176)
   Increase (Decrease) in deferred revenue. . . . . . . . .                 72             (126)
                                                             ------------------
     Net cash provided by continuing operations . . . . . .                199           (1,061)
     Net cash utilized in discontinued operations . . . . .                  -               (6)
                                                             ------------------  ---------------
     Net cash provided by (used in) operating activities. .                199           (1,067)
                                                             ------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capitalized software costs . . . . . . . . . . . . . . . .             (1,201)          (1,000)
 Purchases of equipment . . . . . . . . . . . . . . . . . .                (91)             (63)
                                                             ------------------  ---------------
     Net cash utilized in investing activities. . . . . . .             (1,292)          (1,063)
                                                             ------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Bank line of credit borrowings (repayments). . . . . . . .                  -           (2,870)
 Proceeds from Senior Secured Notes . . . . . . . . . . . .                  -            5,000
 Repayments of other obligations. . . . . . . . . . . . . .                  -             (274)
     Net cash provided by financing activities. . . . . . .                  -            1,856
                                                             ------------------  ---------------

Effect of exchange rates on cash                                            66              (31)
                                                             ------------------  ---------------
Net decrease in cash and cash equivalents                               (1,027)            (305)
Cash and cash equivalents at beginning of period                         1,870              419
                                                             ------------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $             843   $          114
                                                             ==================  ===============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
 Interest, net of amount capitalized. . . . . . . . . . . .  $             190   $          200



    The accompanying notes are an integral part of the consolidated financial statements.

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1  -  UNAUDITED  INTERIM  INFORMATION
     This report includes the consolidated financial statements of Scientific Software-Intercomp, Inc., (the Company) and its wholly-owned subsidiaries. The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company is responding to those comments. Resolution of some of the comments is expected to result in certain revisions of those Forms and of the financial statements therein, which may also result in certain corresponding revisions to this Form 10-Q. Accordingly, when the comments made by the SEC have been satisfactorily resolved, the Company will amend those earlier Forms and if necessary this Form 10-Q. The consolidated financial statements for the interim periods ended June 30, 1997 reflect all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of the Company, are necessary to fairly present the results of operations, financial position, and cash flows, as of the dates and for the periods presented. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.
     Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among others, the financial strength and competitive pricing environment of the oil and gas service industry, product demand, market acceptance and new product development. Those and other risks are described in the Company's filings  with  the  Securities  and  Exchange  Commission.
     The Notes to Consolidated Financial Statements included in the Company's Form 10K for year ended December 31, 1996 should be read in conjunction with these interim consolidated financial statements.
NOTE  2  -  BANK  CREDIT  AGREEMENT
UNITED  STATES  LINES  OF  CREDIT.
     Effective April 16, 1997 the Company and Bank One agreed to extend the revolving credit facility through October 15, 1997. Due to the Company's improved cash position and decreased need for credit, the revolving credit facility was decreased from $1.5 million to $.9 million. The collateral for the line is the Company's accounts receivable from non-U.S. domiciled customers to the extent necessary to collateralize the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary are collateral for The Lindner Dividend Fund ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") senior secured notes.
     The credit facility is supported by a $.9 million guarantee from EximBank which expires on November 30, 1997. The interest rate applicable to short term borrowings under this extended credit arrangement will be equal to the bank's prime rate of interest. The Company pays EximBank a fee equal to 1.5% of the guarantee and is required to purchase credit insurance for foreign receivables at a cost of $0.38 per hundred dollars of the amount of the insured receivables.
     As of June 30, 1997 the balances of the revolving credit facility, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:




Revolving credit facility limit (limited by
insurance coverage and amounts of
qualified receivables)                         $900,000
                                              ==========
Borrowing base                                $ 900,000
Amounts outstanding:
 Short-term cash borrowings                           -
 Letters of credit                             (500,000)
                                              ----------

Credit available                              $ 400,000



     At June 30, 1997, the Company was in violation of one of the covenants on its notes payable to Bank One, Lindner and Renaissance. All three parties have waived these violations as of June 30, 1997.
NOTE  3  -  INCOME  TAXES
     The Company's income tax expense is primarily due to foreign taxes withheld at the source on sales in certain foreign countries. Consequently, these taxes cause the Company's effective tax rate to vary from the Federal statutory rate. The Company incurred a current tax provision from foreign taxes and for that portion of the U.S. profit reported for this period that cannot be offset by the Company's loss carry forward.
NOTE  4  -  COMMITMENTS
     The Company entered into a five (5) year office lease for its office at 633 17th Street, Suite 1600, Denver, Colorado. The lease, which commenced on June 1, 1997 and expires on December 31, 2002, is for approximately 10,329 square feet. The lease is cancellable at the end of three (3) years. A termination fee is required which is equal to three (3) months of the then current base rate plus three (3) months of the estimated payment of operating expenses, plus the unamortized portion of the landlord's costs with interest thereon at the rate of 9.5% per annum.
NOTE  5  -  CONTINGENCIES
     To the knowledge of management, there are no claims pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company or its financial condition.
     The settlement of the Wolf v. SSI et al class action suit was given final court approval on May 23, 1997 and claims are now being administered.
Following  is  a  summary  of  that  action:
     Marshall  Wolf,  on  his  behalf  and  on  behalf of all others similarly
     -------------------------------------------------------------------------
situated  vs.  E.  A.  Breitenbach,  R.  J.  Hottovy,  Jimmy L. Duckworth, and
     -------------------------------------------------------------------------
Scientific  Software-Intercomp, Inc.  On October 5, 1995, a claim was filed in
     -------------------------------
the United States District Court of the District of Colorado alleging that the Defendants, who include the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff sought to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 20, 1994 through July 10, 1995, with certain exclusions, and the Company has not contested whether the claim constitutes a proper class action.
     The Defendants and the Plaintiff previously reached agreement for settlement of the claim involving the payment of $1.1 million in cash, to be provided by the Company's liability insurer in a court-supervised escrow account, and the Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value is $900K. Subsequently, the settlement agreement was modified to eliminate the warrants and to provide for an additional $525K in cash, to be supplied by the Company. The Company concluded that the foregoing settlement was in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required for such defense. The Company recorded a $900K loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim in accordance with Question 1 of SAB Topic 5:Y. On May 23, 1997, the final approval of the fairness of the settlement was granted by the Court. The Company paid $525K in cash and reversed a net $315K of the loss contingency reserve of $900K after applying additional incurred legal costs.
     The arbitration between Kinesix, a Division of Scientific Software-Intercomp, Inc. and Kinesix (Europe) Ltd., an English Company, was
settled  in  February  1997.    Following  is  a  summary  of  that  action:
     Arbitration  Number  70T 181 0038 96 D; Kinesix, a Division of Scientific
     -------------------------------------------------------------------------
Software-Intercomp,  Inc.  and  Kinesix  (Europe)  Ltd.,  an English Company -
 -----------------------------------------------------------------------------
Houston,  Texas.    The  Company,  through Kinesix, a Division of the Company,
 ---------------
entered  into  a  Territory  Distributor  Agreement with Kinesix (Europe) Ltd.
 ---
("KEL"),  an  unaffiliated  entity  located  in  London, U.K.  The Distributor
 ---
Agreement  required  under  most  circumstances  a  decision from the American
 ---
Arbitration Association ("AAA") before its termination could be effective.  On
 ---
March  4,  1996  the  Company  commenced  arbitration  seeking  declaration of termination of the Distributor Agreement and money due the Company for receivables outstanding as of December 31, 1995 of $296K for which the Company had fully provided. Thereafter, KEL in writing advised its customer base that it had ceased to trade in Kinesix products. As a result of this action by KEL and pursuant to the Distributor Agreement, the Company declared the Distributor Agreement terminated without the requirement of arbitration. In the interim, on April 1, 1996 KEL filed an answer and counterclaim with the AAA and asserted damages that exceed $1 million without substantiation.
     On October 1, 1996, a panel of the American Arbitration Association made an award in favor of KEL against the Company in the aggregate amount of $674K. Such award was totally unanticipated by the Company and its counsel. On October 21, 1996, the Company filed a petition in a Texas state court seeking to have the award vacated on the grounds that the arbitrators erroneously denied the Company's request for a postponement of the arbitration hearing which prejudiced the Company in view of the claimant's failure to meet its obligation to disclose material testimony to be given at the hearing and that the arbitrators made a gross mistake of law in failing to apply a release and waiver given by the claimant following its knowledge of the complained of acts of the Company. The award in favor of KEL was settled in February 1997 for $575K. The Company recognized an expense for the amount of the $674K award, which had been included in the loss from operation of the discontinued Kinesix Division for the year ended December 31, 1996, and included a liability of $674K in the balance sheet as part of other current liabilities. The Company recorded a credit to expense of $99K in first quarter 1997, representing the difference between $575K and the previously accrued amount of $674K. OTHER ITEMS
     The Securities and Exchange Commission has been continuing a private investigation as to whether the Company may have violated the securities laws with respect to its financial statement filings with the SEC for prior years. The Company has been cooperating with the investigation and is hopeful that the  matter  will  be  resolved  prior  to  year-end  1997.
     The Company's long-term services contracts generally include provisions for penalty charges for delay in the completion of contracts. Certain contracts in progress at June 30, 1997 have not been subsequently completed by the scheduled date. Management believes that the delays were not caused by the Company and that no significant penalties will be incurred.
NOTE  6  -  DISPOSAL  OF  KINESIX  DIVISION
     On October 9, 1996, the Company announced the execution of final contracts for the previously announced sale of the net assets and business of its graphical user interface segment, otherwise known as the Kinesix Division, to a group including the former President of the Kinesix Division. The sale of this segment of the Company's business was part of management strategy to narrow the focus of the Company's activities to its primary market of the oil and gas industry. The consideration to the Company in the transaction was $410K including cash of $376K which was received by the Company in October
1996, a note receivable for $32K, and the purchaser's assumption of liabilities totaling $59K. The measurement date for accounting for the disposal was August 26, 1996, the date on which management decided to sell the Kinesix Division and the disposal date was September 3, 1996, the effective date of the transaction. The transaction resulted in a loss on disposal of $478K, which includes estimated losses to be incurred by the Kinesix Division from the measurement date to the date of disposal of $66K. From the measurement date to the balance sheet date of September 30, 1996, the Company incurred a net loss of $66K in operating the Kinesix Division, which was charged to a reserve that was recorded in accounting for the loss on disposal. Loss from operation of the discontinued segment from January 1, 1996 to the measurement date was $878K, including recognition of an expense of $674K related to an award against the Company by the American Arbitration Association, which is discussed in Note 5.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED  INTERIM  INFORMATION
     This report includes the consolidated financial statements of Scientific Software-Intercomp, Inc., (the Company) and its wholly-owned subsidiaries. The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company is responding to those comments. Resolution of some of the comments is expected to result in certain revisions of those Forms and of the financial statements therein, which may also result in certain corresponding revisions of this Form 10Q. Accordingly, when comments made by the SEC have been satisfactorily resolved, the Company will amend those earlier Forms and if necessary this Form 10-Q. The consolidated financial statements for the interim periods ended June 30, 1997 reflect all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of the Company, are necessary to fairly present the results of operations, financial position, and cash flows, as of the dates and for the periods presented. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. RESULTS OF OPERATIONS
     Second quarter 1997 total revenue decreased 28% to $2.9 million compared to $4.1 million in 1996. Net loss was $.5 million, or $.06 per share in the second quarter of 1997, compared to a loss of $2.3 million, or $0.27 per share in the second quarter of 1996.
     Comparative revenue by business unit are set forth in the following table:




                     Three Months Ended   Six Months Ended
                          June 30,            June 30,
                     -------------------  -----------------
                     Pct.                 Pct.
                                    1997               1996  Chg.     1997    1996  Chg.
                     -------------------  -----------------  -----  ------  ------  -----

E&P Consulting       $             1,270  $           1,819  (30%)  $3,092  $3,806  (19%)
E&P Technology                     1,073              1,054     2%   2,288   2,264     1%
Pipeline Simulation                  591              1,203  (51%)   1,188   2,376  (50%)
                     -------------------  -----------------  -----  ------
                     $             2,934  $           4,076  (28%)  $6,568  $8,446  (22%)
                     ===================  =================  =====  ======  ======  =====


     The Exploration and Production (E&P) Consulting Division revenue decrease was attributable to a reduction in the number of billable personnel and a reduction in backlog.
     Exploration and Production (E&P) Technology Division second quarter and year-to-date 1997 revenue were at approximately the same level as 1996 revenue. The E&P Products Division has focused on improving quality performance in serving existing customers on the Windows/PC platform and in 1997 has released version 1.6.3 of the "WorkBench" product. The Company expects revenue in this area to increase as the Company continues to improve its product and service quality to its customers.
     Pipeline Simulation Division second quarter and first half 1997 revenue decreased due to reduced backlog.
     Backlog at June 30, 1997 was $5.1 million, down from the backlog at March 31, 1997 of $5.3 million.
     The Company has continued its initiatives to improve business performance and its image in the market place through improved service to customers, improved quality of software and consulting products and projects.
     Additional sales resources are being added to both the Consulting and Pipeline business units.
     During the second quarter of 1997, the Company made marketing and cooperation agreements with Veritas DGC [NYSE VTS] and IBM [NYSE IBM]. The agreement with Veritas DGC is for the two companies to work together in the marketing and provision of 4D reservoir monitoring services. 4D monitoring is a rapidly growing segment of the E&P industry, in which SSI has a particular expertise as one of the joint original patent-holders of the method. IBM and SSI began in June to link SSI's industry leading E&P applications, including the Petroleum WorkBench , to IBM's proven data management and integration expertise.
     Revenues are expected to start increasing in the third quarter as the Company strengthens its Consulting and Pipeline groups.
COSTS  OF  CONSULTING  AND  TRAINING  AND  COSTS  OF  LICENSES AND MAINTENANCE
     In the second quarter of 1996, management took steps to reduce overhead, non-billable staff personnel, and other costs, and to further emphasize direct accountability for profitability and cash performance at the Division management level. The benefits from these measures have resulted in lower expenses in the second quarter of 1997.
     Costs of consulting and training decreased to $1.6 million in the second quarter of 1997 from $2.0 million in the second quarter of 1996. Costs of consulting and training were 100% of consulting and training revenue in the second quarters of 1997 compared to 73% in 1996. Year-to-date costs of consulting and training decreased by $0.9 million to $3.1 million in 1997 compared to $4 million in 1996. Costs of consulting and training year-to-date in 1997 were 84% of consulting and training revenue compared to 73% in 1996. The higher percentage was the result of lower revenue in relation to division fixed costs.
     Costs of license revenue remained the same (including $.5 million of software amortization) in the second quarter of 1997 compared to second quarter of 1996 (including $.5 million of software amortization). Costs of license revenue were 135% of license revenue in the second quarter of 1997 and 108% of license revenue in the second quarter of 1996. License revenue costs of $1.3 million for the first half of 1997 (including $1.1 million of software amortization) are the same compared to 1996 (including $1.4 million of software amortization).
     Costs of maintenance decreased to $.2 million in the second quarter of 1997 from $.6 million in the second quarter of 1996. Costs of maintenance were 21% of maintenance revenue in the second quarter of 1997 and 94% of maintenance revenue in the second quarter of 1996. The first half of 1997 costs of maintenance decreased to $.4 million compared to $1.3 million for 1996. Costs of maintenance for the first half of 1997 were 29% of maintenance revenue compared to 86% for 1996.
     Losses from operations improved from a loss of $1.3 million in the second quarter of 1996 to a loss of $.6 million in the second quarter of 1997. Year-to-date operational losses for 1997 improved by $1.1 million to $.7 million compared to $1.8 million in 1996. The year-to-date net loss in 1997 of $.5 million was a $2.6 million improvement over the reported $3.1 million net loss in 1996. The overall improvement in results is attributable to (i) the steps management took in the second quarter of 1996 to reduce overhead, non-billable staff personnel, and other costs, and to further emphasize direct accountability for profitability and cash performance at the Division management level, and (ii) the one-time charges of $.9 million for the litigation claim and $.4 million for severance costs in the second quarter of 1996.
     Major initiatives of the Company include significant improvement in customer and software support, and changes in cost categories are reflected in the above analysis.
SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
     In the second quarter of 1996, management took steps to reduce overhead, personnel, and other costs. The benefits from these measures have resulted in lower costs in the three and six month periods ended June 30, 1997.
     Selling, General and Administrative expense decreased $.9 million or 48%. to $1.0 million in the second quarter of 1997 from $1.9 million in the second quarter of 1996.
     Selling, General and Administrative expense decreased $1.3 million or 37%. to $2.1 million in the first half of 1997 from $3.4 million in the first half of 1996.
SOFTWARE  RESEARCH  AND  DEVELOPMENT
     The Company's software development and enhancement costs are accounted for in accordance with FASB Statement No. 86. The following table summarizes total costs of development and enhancement of the Company's software products for three and six month periods ended June 30, 1997 and 1996 respectively.




                                                 Three Months Ended   Six Months Ended
                                                      June 30,            June 30,
                                                        1997                1996          1997    1996
                                                 -------------------  -----------------  ------  ------
(In thousands)
Software expenditures
 Capitalized software costs                      $               587  $             500  $1,201  $1,000
 Cost charged directly to operations                              82                 85     200     155
 Total software expenditures                     $               669  $             585  $1,401  $1,155
                                                 ===================  =================  ======  ======

Software expenses charged to earnings
 Cost charged directly to operations             $                82  $              85  $  200  $  155
 Amortization of capitalized software                            548                500   1,097   1,000
 Total software expenses charged to   earnings
                                                 $               630  $             585  $1,297  $1,155
                                                 ===================  =================  ======  ======



     The Company continues its commitment to the development and enhancement of its software products and expects significant product upgrades to be released in 1997.
LOSS  CONTINGENCY
     The Company recorded a credit to expense of $414K in the first half of 1997 related to the settlements of the Kinesix Europe Arbitration Award and the Wolf v. SSI class action lawsuit. In the first quarter of 1997 the Company recorded a credit to expense of $99K pertaining to the settlement of the Kinesix Europe Arbitration Award which represented the difference between the previously accrued contingency amount of $674K and the actual settlement amount of $575K. As a result of the settlement of the Wolf v. SSI class action lawsuit, the Company recorded a credit of $315K in the second quarter 1997 which represented the difference between the previously accrued contingency amount of $900K and the actual settlement amount of $525K plus additional legal costs.
INTEREST  INCOME  (EXPENSE)
     The following table summarizes the components of interest income (expense) during the three and six month periods ended June 30, 1997 and 1996 respectively. The capitalized interest was included as a component of the capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.




                        Three Months Ended    Six Months Ended
                             June 30,             June 30,
                       --------------------  ------------------
                               1997                 1996          1997    1996
                       --------------------  ------------------  ------  ------
(In thousands)
Interest income        $                12   $               6   $  39   $  13
Interest incurred                     (112)               (160)   (229)   (255)
Interest capitalized                   (30)                 80     (60)     55
Net interest expense   $              (130)  $             (74)  $(250)  $(187)
                       ====================  ==================  ======  ======



FOREIGN  EXCHANGE  LOSSES
     The Company is subject to risks associated with its various transactions in foreign currencies, primarily the British Pound and the Canadian Dollar, but the Company currently does not believe they are material. The Company continually monitors its risks and uses forward rates in the setting of exchange rates in the costing and pricing for significant projects to minimize risk. During the three months ended June 30, 1997, the Company reported a net foreign exchange loss of $50K compared to a net foreign exchange loss of $9K for the three months ended June 30, 1996. For the six months ended June 30, 1997, the net foreign exchange gain was $.3 million compared to $.9 million in 1996.
DISPOSAL  OF  KINESIX  DIVISION
     On October 9, 1996, the Company sold the net assets and business of its graphical user interface segment, otherwise known as Kinesix Division to a group including the former President of the Kinesix Division. The details of the disposal are discussed in Note 6 of the Consolidated Financial Statements included in this Form 10-Q. The income statement for the Kinesix Division for the period ending June 30, 1996 is the following:




                        Three Months Ended    Six Months Ended
                             June 30,             June 30,
                       --------------------  ------------------
                               1996                 1996
                       --------------------  ------------------
(In thousands)
Revenue                $               531   $           1,053
Cost of Operations                     591               1,188
                       --------------------  ------------------
Loss from Operations   $               (60)  $            (135)
                       ====================  ==================


FINANCIAL  POSITION
     The Company's working capital ratio at June 30, 1997 was 1.32 to 1.0, based on current assets of $7.3 million and current liabilities of $5.6 million. The Company's working capital ratio at December 31, 1996 was 1.27 to 1.0.
     Cash provided from operations was $.2 million for the six months ended June 30, 1997, compared to cash used in operations of $1.1 million for the year-ago period. This improvement resulted principally from the effects of cost reductions.
     Cash used in investing activities increased $.2 million over the year-ago period due to the increased costs for equipment and mantime to increase product development activities in the E&P Technology and Pipeline Simulation Divisions. Total capitalized software for the full year 1997 is projected to be approximately $2.5 million, which the Company plans to fund from cash flows from operations.
     In the first half of 1996, cash of $1.9 million was provided by financing activities from the issuance of Senior Secured Notes to the Lindner Funds less repayment of bank debt of $2.9 million and from repayments of other obligations of $.2 million. In the second quarter of 1997, no funds were received from financing activities.
CASH  FLOW  FROM  OPERATIONS
     The Company has completed the financing and restructuring of the convertible debentures discussed in Note 3 to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1996 and the bank revolving line of credit described in Note 2 above. The Company believes that it will have negative cash flow from operations in the third quarter but expects to have positive cash flow for the year as a result of the completion of several large Pipeline Simulation division projects in the second half of the year and as a result of the measures discussed in Management's Discussion and Analysis of Results of Operations and Financial Position. The Company believes that funds expected to be available under the Company's revolving credit facility and internally generated funds should provide the Company with sufficient liquidity and working capital to meet its anticipated short-term (less than one year) and long-term (more than one year) operating needs. Should this not be possible, funding would be sought from alternative sources and/or Company costs would be reduced. There can be no assurances, however, that the Company will generate sufficient positive cash flow from operations to meet its future operating needs or be successful in obtaining any required additional debt or equity financing.
INFLATION
     The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.
FORWARD-LOOKING  INFORMATION
     From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.
     Investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, profitability, liquidity, and generation of capital resources. These include: (i) technological and market conditions in the oil and gas industry and software industry, (ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source, (iii) increased governmental regulation, (iv) unexpected increases in competition, (v) possible inability to retain key employees, (vi) outcomes of litigation that the Company may become a party to.
     The risks identified here are not all inclusive. Furthermore, reference is also made to other sections of this report that include additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for Management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.
PART  II  -  OTHER  INFORMATION
ITEM  1.    LEGAL  PROCEEDINGS
     To the knowledge of management, there are no claims pending or threatened against the Company or any of its subsidiaries which individually or collectively  could  have  a  material  adverse effect upon the Company or its
financial  condition.    See  Note  5.
     The Securities and Exchange Commission has been continuing a private investigation as to whether the Company may have violated the securities laws with respect to its financial statement filings with the SEC for prior years. The Company has been cooperating with the investigation and is hopeful that the matter will be resolved prior to year-end 1997.
ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
a.          EX-27-  Financial  Data  Schedule.
                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        SCIENTIFIC SOFTWARE-INTERCOMP, INC.




AUGUST 8, 1997      /s/ George Steel
------  --------------------------------------------
Date                                          George Steel, Chairman, President and Chief Executive Officer
          (principal executive officer and director)



AUGUST 8, 1997      /s/ Barbara J. Cavallo
------  --------------------------------------------
Date                                          Barbara J. Cavallo, Financial Controller