Form 10-Q
period 1997-09-30
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1997-11-14
CIK 87822

2
                                       1
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED

                              SEPTEMBER 30, 1997

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





YES  NO  X
         -



   NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE OUTSTANDING AT SEPTEMBER 30,
                                     1997:






8,878,000



                      (This form 10-Q includes 16 pages)

                                     INDEX






                                                                       PAGE
                                                                       ----
PART I - FINANCIAL STATEMENTS

 Item 1 - Financial Statements

   Consolidated Balance Sheets at September 30, 1997 and                  3
     December 31, 1996

   Consolidated Statements of Operations for the                          4
     three and nine months ended September 30, 1997 and 1996

   Consolidated Statements of Cash Flows for the                          5
     three and nine months ended September 30, 1997 and 1996

   Notes to Consolidated Financial Statements                             6

 Item 2 - Management's Discussion and Analysis of Financial Condition    10
     and Results of Operations

PART II.  OTHER INFORMATION

 Item 1 - Legal Proceedings                                              15

 Item 6 - Exhibits and Reports on Form 8-K                               15



                   SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                           September 30,    December 31,
                                                               1997             1996
                                                          ---------------  --------------
(Unaudited)                                                  (Audited)
ASSETS

Current Assets
 Cash and cash equivalents                                $          302   $       1,870
 Accounts receivable, net of allowance for doubtful
   accounts of $627 and $690                                       1,968           5,609
 Work in progress (unbilled revenue)                               2,984           2,785
 Other current assets                                                732             530
                                                          ---------------
   Total current assets                                            5,986          10,794

Software, net of accumulated amortization of
 $44,483 and $42,837                                               9,881           9,604

Property and Equipment, net of accumulated depreciation
 and amortization of $5,559 and $5,218                               551             823

Other Assets                                                       1,371           1,487
                                                          $       17,789   $      22,708
                                                          ===============  ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY

Current Liabilities
 Notes payable to bank                                    $          300   $          --
 Accounts payable                                                    826           1,389
 Accrued salaries and fringe benefits                                784           1,070
 Accrued lease obligations                                            52             260
 Deferred maintenance and other revenue                            1,916           2,421
 Accrued Royalties                                                   733             731
 Accrual for costs to complete a contract                             59             200
 Accrued taxes                                                        86             282
 Accrued litigation liabilities (Note 6)                              --           1,574
 Other current liabilities                                           575             597
                                                          ---------------  --------------
   Total current liabilities                                       5,331           8,524
Accrued Lease Obligations                                             67              79
Long-Term Obligations                                                557             568
Senior Secured Notes Payable                                       6,500           6,500

Redeemable Preferred Stock
 Series A Convertible Preferred Stock, $5 par value;
 1,200,000 shares authorized, 800,000 shares issued and
 outstanding                                                       4,000           4,000

Commitments and Contingencies (Notes 5 and 6)

Stockholders' Equity
 Common stock, no par value; $.10 stated value;
   25,000,000 shares authorized, 8,878,000
   shares issued and outstanding                                     888             884
 Paid-in capital                                                  49,489          49,474
 Accumulated deficit                                             (48,486)        (46,736)
 Cumulative foreign currency translation adjustment                 (557)           (585)
   Total stockholders' equity                                      1,334           3,037
                                                          ---------------  --------------
                                                          $       17,789   $      22,708
                                                          ===============  ==============



    The accompanying notes are an integral part of the consolidated financial statements



                                         SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         Three Months Ended    Nine Months Ended
                                                           September 30,         September 30,
                                                        --------------------  -------------------
                                                                1997                 1996            1997      1996
                                                        --------------------  -------------------  --------  --------
(Unaudited)                                                 (Unaudited)
REVENUE
 Consulting and training                                $             1,461   $            3,300   $ 5,139   $ 8,883
 Licenses                                                               364                  766     1,576     2,000
 Maintenance                                                            671                  746     2,221     2,244
 Other                                                                   28                   76       156       207
                                                                      2,524                4,888     9,092    13,334
                                                        --------------------  -------------------  --------  --------

COSTS AND EXPENSES
 Costs of consulting and training                                     1,815                2,075     4,922     5,798
 Costs of licenses including software amortization of
   $549, $500, $1,664 and $1,500                                        366                  803     1,680     2,107
 Costs of maintenance                                                   346                  278       788     1,564
 Costs of other revenue                                                  53                   45        92       124
 Selling, general and administrative                                    995                1,426     3,111     5,158
 Recovery of accounts receivables (Note 8)                               --               (1,568)       --    (1,568)
 Software research and development                                      100                   99       300       254
                                                                      3,675                3,158    10,893    13,437
                                                        --------------------  -------------------  --------  --------

INCOME (LOSS) FROM OPERATIONS                                        (1,151)               1,730    (1,801)     (103)

OTHER INCOME (EXPENSE)
 Loss contingency (expense) reversal (Note 6)                            --                   --       414      (900)
 Interest expense, net                                                 (101)                (100)     (351)     (287)
 Foreign exchange gains (losses)                                          5                  (64)        8       (72)
                                                        --------------------  -------------------  --------  --------

Income (Loss) Before Income Taxes                                    (1,247)               1,566    (1,730)   (1,362)

Provision For Income Taxes                                               --                   10        20        30
                                                        --------------------  -------------------  --------  --------

Income (Loss) from Continuing Operations                             (1,247)               1,556    (1,750)   (1,392)

Discontinued operation (Note 7)
 Loss from operation of Kinesix Division                                 --                 (757)       --      (757)
 Loss from disposal of Kinesix Division                                  --                 (478)       --      (478)
                                                        --------------------  -------------------  --------  --------

NET INCOME (LOSS)                                       $            (1,247)  $              321   $(1,750)  $(2,748)
                                                        ====================  ===================  ========  ========

Weighted Average Number of Common and
 Common Equivalent Shares Outstanding                                 8,878                8,707     8,878     8,456
                                                        ====================  ===================  ========  ========

Income (Loss) Per Common and
Common Equivalent Share:
 Continuing operations                                  $              (.14)  $             0.18   $  (.20)  $ (0.16)
 Discontinued operation                                               (0.14)               (0.16)
                                                        --------------------
  Net Loss                                              $              (.14)  $             0.04   $  (.20)  $ (0.32)
                                                        ====================  ===================  ========  ========



    The accompanying notes are an integral part of the consolidated financial statements.



                               SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)


                                                     Nine Months Ended
                                                     September 30, 1997    September 30  , 1996
                                                    --------------------  ----------------------
                                                        (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss from continuing operations                $            (1,750)  $              (2,748)
 Adjustments:
   Depreciation and amortization                                  2,062                   1,909
   Net provision recovery on accounts receivable                     (1)                 (1,108)
   Loss contingency (reversal)(Note 6)                             (414)                    900
 Changes in operating assets and liabilities:
   Decrease in accounts receivable
     and work in progress                                         3,443                   3,320
   Decrease (Increase) in other assets                              (86)                    470
   Decrease in accounts payable and
     accrued expenses                                            (2,377)                 (1,195)
   Decrease in accrued lease obligations                           (220)                   (280)
   Decrease in deferred revenue                                    (505)                   (474)
                                                    --------------------  ----------------------
     Net cash provided by continuing operations                     152                     794
     Net cash utilized in discontinued operations                    --                     (28)
                                                    --------------------
     Net cash provided by operating activities                      152                     766
                                                    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capitalized software costs                                      (1,941)                 (1,500)
 Purchases of equipment                                            (126)                    (27)
                                                    --------------------  ----------------------
   Net cash utilized in investing activities                     (2,067)                 (1,527)
                                                    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Sale of stock                                                       19                      --
 Bank line of credit borrowings                                     300                     750
 Bank line of credit borrowings (repayments)                         --                  (2,870)
 Proceeds from Senior Secured Notes                                  --                   5,000
 Repayments of other obligations                                     --                    (130)
                                                    --------------------  ----------------------
   Net cash provided by financing activities                        319                   2,750

Effect of exchange rates gain (loss) on cash                         28                     (25)
                                                    --------------------  ----------------------
Net decrease in cash and cash equivalents                        (1,568)                  1,964
                                                    --------------------  ----------------------
Cash and cash equivalents at beginning of period                  1,870                     419

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $               302   $               2,383
                                                    ====================  ======================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
 Interest, net of amount capitalized                $               291   $                 388



    The accompanying notes are an integral part of the consolidated financial statements.

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1  -  UNAUDITED  INTERIM  INFORMATION
     This report includes the consolidated financial statements of Scientific Software-Intercomp, Inc., (the Company) and its wholly-owned subsidiaries. The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company has responded to those comments. Resolution of some of the comments is expected to result in certain revisions of those Forms and of the financial statements therein, which may also result in certain corresponding revisions to this Form 10-Q. Accordingly, when the comments made by the SEC have been satisfactorily resolved, the Company will amend those earlier Forms and if necessary this Form 10-Q. The consolidated financial statements for the interim periods ended September 30, 1997 reflect all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of the Company, are necessary to fairly present the results of operations, financial position, and cash flows, as of the dates and for the periods presented. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.
     Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among others, the financial strength and competitive pricing environment of the oil and gas service industry, product demand, market acceptance and new product development. Those and other risks are described in the Company's filings  with  the  Securities  and  Exchange  Commission.
     The Notes to Consolidated Financial Statements included in the Company's Form 10K for year ended December 31, 1996 should be read in conjunction with these interim consolidated financial statements.
NOTE  2  -NON-CASH  ITEMS
     Non-cash activities which occurred during the nine months ended September 30, 1996 resulted in an increase in common stock and additional paid-in capital of $1.4 million comprised of the following:




                                 Additional Paid-
                                   Common Stock     in Capital   Total
                                ------------------  -----------  ------
                                  (In thousands)
Conversion of Renaissance Debt  $               28  $       212  $  240
Loss contingency                               900          900
Purchases                                        8          180     188
Other                           $                4  $        71  $   75
                                ------------------  -----------  ------
                                $               40  $     1,363  $1,403
                                ==================  ===========  ======

     Non-cash activities which occurred during the nine months ended September 30, 1997 resulted in an increase in common stock and additional paid-in capital of $0.018 million comprised of the following:




                            Additional Paid-
                              Common Stock           in Capital   Total
                      -----------------------------  -----------  ------
                      (In thousands)(In thousands)
Pension Plan Funding  $                           4  $        14  $   18



NOTE  3  -  BANK  CREDIT  AGREEMENT
UNITED  STATES  LINES  OF  CREDIT.
     Effective April 16, 1997 the Company and Bank One agreed to extend the revolving credit facility through October 15, 1997. The revolving credit facility was decreased from $1.5 million to $.9 million. The collateral for the line is the Company's accounts receivable from non-U.S. domiciled customers to the extent necessary to collateralize the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary are collateral for The Lindner Dividend Fund ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") senior secured notes.
     On October 30, 1997, the Company and Bank One agreed to change the terms of the agreement effective April 16, 1997 to:
1.          Extend  the  maturity  date  to  November  30,  1997,
2. Change the interest rate from the bank's prime rate of interest to the bank's prime rate of interest plus one (1) percentage point, and
3. Limit the principal amount of the line of the revolving credit facility to $650,000.
     The credit facility is supported by a $.9 million guarantee from EximBank which expires on November 30, 1997. The Company pays EximBank a fee equal to 1.5% of the guarantee and is required to purchase credit insurance for foreign receivables at a cost of $0.38 per hundred dollars of the amount of the insured receivables. The credit facility with a bank line of $650,000 is expected to be extended to March 1998.
     As of September 30, 1997 the balances of the revolving credit facility, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:




Revolving credit facility limit (limited by
insurance coverage and amounts of
qualified receivables)                         $900,000
                                              ==========
Borrowing base                                $ 900,000
Amounts outstanding:
 Short-term cash borrowings                    (300,000)
 Letters of credit                             (369,622)
                                              ----------

Credit available                              $ 230,378



     At September 30, 1997, the Company was in violation of one of the covenants on its notes payable to Bank One, Lindner and Renaissance. All three parties have waived these violations as of September 30, 1997. The Company has deferred its October 31, 1997 interest payment for the Lindner Dividend Fund and the Renaissance Capital Partners II, Ltd.
NOTE  4  -  INCOME  TAXES
     The Company's income tax expense is primarily due to foreign taxes withheld at the source on sales in certain foreign countries. Consequently, these taxes cause the Company's effective tax rate to vary from the Federal statutory rate. The Company incurred a current tax provision from foreign taxes and for that portion of the U.S. profit reported for this period that cannot be offset by the Company's loss carry forward.
NOTE  5  -  COMMITMENTS
     The Company entered into a five (5) year office lease for its office at 633 17th Street, Suite 1600, Denver, Colorado. The lease, which commenced on June 1, 1997 and expires on December 31, 2002, is for approximately 10,329 square feet. The lease is cancellable at the end of three (3) years. A termination fee is required which is equal to three (3) months of the then current base rate plus three (3) months of the estimated payment of operating expenses, plus the unamortized portion of the landlord's costs with interest thereon at the rate of 9.5% per annum.
NOTE  6  -  CONTINGENCIES
     To the knowledge of management, there are no claims pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company or its financial condition.
     The settlement of the Wolf v. SSI et al class action suit was given final court approval on May 23, 1997 and claims have been administered. Following is a summary of that action:
     Marshall  Wolf,  on  his  behalf  and  on  behalf of all others similarly
     -------------------------------------------------------------------------
situated  vs.  E.  A.  Breitenbach,  R.  J.  Hottovy,  Jimmy L. Duckworth, and
     -------------------------------------------------------------------------
Scientific  Software-Intercomp, Inc.  On October 5, 1995, a claim was filed in
     -------------------------------
the United States District Court of the District of Colorado alleging that the Defendants, who include the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff sought to have the Court determine that the lawsuit constitutes a proper class action on behalf of all persons who purchased stock of the Company during the period from May 20, 1994 through July 10, 1995, with certain exclusions, and the Company has not contested whether the claim constitutes a proper class action.
     The Defendants and the Plaintiff previously reached agreement for settlement of the claim involving the payment of $1.1 million in cash, to be provided by the Company's liability insurer in a court-supervised escrow account, and the Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value is $900K. Subsequently, the settlement agreement was modified to eliminate the warrants and to provide for an additional $525K in cash, to be supplied by the Company. The Company concluded that the foregoing settlement was in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required for such defense. The Company recorded a $900K loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim in accordance with Question 1 of SAB Topic 5:Y. On May 23, 1997, the final approval of the fairness of the settlement was granted by the Court. The Company paid $525K in cash and reversed a net $315K of the loss contingency reserve of $900K after applying additional incurred legal costs.
     The arbitration between Kinesix, a Division of Scientific Software-Intercomp, Inc. and Kinesix (Europe) Ltd., an English Company, was
settled  in  February  1997.    Following  is  a  summary  of  that  action:
     Arbitration  Number  70T 181 0038 96 D; Kinesix, a Division of Scientific
     -------------------------------------------------------------------------
Software-Intercomp,  Inc.  and  Kinesix  (Europe)  Ltd.,  an English Company -
 -----------------------------------------------------------------------------
Houston,  Texas.    The  Company,  through Kinesix, a Division of the Company,
 ---------------
entered  into  a  Territory  Distributor  Agreement with Kinesix (Europe) Ltd.
 ---
("KEL"),  an  unaffiliated  entity  located  in  London, U.K.  The Distributor
 ---
Agreement  required  under  most  circumstances  a  decision from the American
 ---
Arbitration Association ("AAA") before its termination could be effective.  On
 ---
March  4,  1996  the  Company  commenced  arbitration  seeking  declaration of termination of the Distributor Agreement and money due the Company for receivables outstanding as of December 31, 1995 of $296K for which the Company had fully provided. Thereafter, KEL in writing advised its customer base that it had ceased to trade in Kinesix products. As a result of this action by KEL and pursuant to the Distributor Agreement, the Company declared the Distributor Agreement terminated without the requirement of arbitration. In the interim, on April 1, 1996 KEL filed an answer and counterclaim with the AAA and asserted damages that exceed $1 million without substantiation.
     On October 1, 1996, a panel of the American Arbitration Association made an award in favor of KEL against the Company in the aggregate amount of $674K. Such award was totally unanticipated by the Company and its counsel. On October 21, 1996, the Company filed a petition in a Texas state court seeking to have the award vacated on the grounds that the arbitrators erroneously denied the Company's request for a postponement of the arbitration hearing which prejudiced the Company in view of the claimant's failure to meet its obligation to disclose material testimony to be given at the hearing and that the arbitrators made a gross mistake of law in failing to apply a release and waiver given by the claimant following its knowledge of the complained of acts of the Company. The award in favor of KEL was settled in February 1997 for $575K. The Company recognized an expense for the amount of the $674K award, which had been included in the loss from operation of the discontinued Kinesix Division for the year ended December 31, 1996, and included a liability of $674K in the balance sheet as part of other current liabilities. The Company recorded a credit to expense of $99K in first quarter 1997, representing the difference between $575K and the previously accrued amount of $674K.
     Securities  and  Exchange  Commissions  Investigation.   On September 11,
     -----------------------------------------------------
1997,  the  Company  resolved the investigation by the Securities and Exchange
Commission ("SEC") of the Company's disclosures and financial statements for the years ended December 31, 1993, 1994 and 1995. Without admitting or denying any of the allegations of the SEC, the Company settled the matter by consenting to the entry of a permanent injunction prohibiting future violations by the Company of Section 17(a) of the Securities Act of 1933, and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder and to an order to restate the Company's financial statements for the years ended December 31, 1993, 1994 and 1995. The SEC Staff has advised the Company that, with the entry of the permanent injunction, the investigation in this matter as to the Company has been concluded.
OTHER  ITEMS
     The Company's long-term services contracts generally include provisions for penalty charges for delay in the completion of contracts. Certain contracts in progress at September 30, 1997 have not been subsequently completed by the scheduled date. Management believes that the delays were not caused by the Company and that no significant penalties will be incurred.
NOTE  7  -  DISPOSAL  OF  KINESIX  DIVISION
     On October 9, 1996, the Company announced the execution of final contracts for the previously announced sale of the net assets and business of its graphical user interface segment, otherwise known as the Kinesix Division, to a group including the former President of the Kinesix Division. The sale of this segment of the Company's business was part of management strategy to narrow the focus of the Company's activities to its primary market of the oil and gas industry. The consideration to the Company in the transaction was $410K including cash of $376K which was received by the Company in October
1996, a note receivable for $32K, and the purchaser's assumption of liabilities totaling $59K. The measurement date for accounting for the disposal was August 26, 1996, the date on which management decided to sell the Kinesix Division and the disposal date was September 3, 1996, the effective date of the transaction. The transaction resulted in a loss on disposal of $478K, which includes estimated losses to be incurred by the Kinesix Division from the measurement date to the date of disposal of $66K. From the measurement date to the balance sheet date of September 30, 1996, the Company incurred a net loss of $66K in operating the Kinesix Division, which was charged to a reserve that was recorded in accounting for the loss on disposal. Loss from operation of the discontinued segment from January 1, 1996 to the measurement date was $878K, including recognition of an expense of $674K related to an award against the Company by the American Arbitration Association, which is discussed in Note 6.
NOTE  8  -  RECOVERY  OF  ACCOUNTS  RECEIVABLE
     On September 30, 1996, the Company received payment of $2.2 million related to a foreign consulting project. The payment included $1.6 million relating to an account receivable that had been reserved for at December 31, 1995 pursuant to the Company's current practice of increasing the allowance for doubtful accounts by the amount of any accounts receivable that have aged more than six months. The $1.6 million has been reported as a reduction of bad debt expense in the statement of operations under the caption "recovery of accounts receivable". The remaining amount collected of $600,000 also for work that was performed in 1995, had not been previously recognized as revenue. Accordingly, the Company recorded the receipt of the $600,000 as consulting revenue in the three months ended September 30, 1996.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED  INTERIM  INFORMATION
     This report includes the consolidated financial statements of Scientific Software-Intercomp, Inc., (the Company) and its wholly-owned subsidiaries. The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company is responding to those comments. Resolution of some of the comments is expected to result in certain revisions of those Forms and of the financial statements therein, which may also result in certain corresponding revisions of this Form 10Q. Accordingly, when comments made by the SEC have been satisfactorily resolved, the Company will amend those earlier Forms and if necessary this Form 10-Q. The consolidated financial statements for the interim periods ended September 30, 1997 reflect all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of the Company, are necessary to fairly present the results of operations, financial position, and cash flows, as of the dates and for the periods presented. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.
RESULTS  OF  OPERATIONS
     Third quarter 1997 total revenue decreased 48% to $2,524 million compared to $4,888 million in 1996. Net loss was $1,247 million, or $ .14 per share in the third quarter of 1997, compared to income of $321 million, or $ .04 per share in the third quarter of 1996.
     Comparative revenues by business unit are set forth in the following table:




                      Three Months Ended   Nine Months Ended
                         September 30,       September 30,
                      -------------------  ------------------
                             Pct.                 Pct.
                             1997                 1996         Chg.    1997    1996    Chg.
                      -------------------  ------------------  -----  ------  -------  -----
(In thousands)

E&P Consulting        $             1,196  $            2,524    53%  $4,288  $ 6,330    32%
E&P Technology                        910               1,239    27%   3,198    3,504     9%
Pipeline Simulation                   418               1,125    63%   1,606    3,500    54%
                      $             2,524  $            4,888    48%  $9,092  $13,334    32%
                      ===================  ==================  =====  ======  =======  =====



     The Exploration and Production (E & P) Consulting Division revenues decreased by 38% for the three months and 25% for the nine months ended September 30, 1997 compared to the same periods in 1996 after taking into account the $600,000 revenue recognized in 1996 related to the collection of a foreign receivable for work performed in 1995. The revenue decrease was attributable to a reduction in the number of billable personnel caused by personnel attrition and a reduction in backlog caused by a lack of sales.
     Exploration and Production (E&P) Technology Division third quarter and year-to-date 1997 revenues decreased due to lower sales of new products. A significant new release and upgrade to the Petroleum WorkBench will be delivered to the market during the fourth quarter of 1997.
     Pipeline Simulation Division third quarter and the first nine months of 1997 revenue decreased due to reduced backlog caused by a lack of sales.
     Backlog at September 30, 1997 was $4.8 million, slightly down from the backlog at June 30, 1997 of $ 5.1 million.
     The Company has continued its initiatives to improve business performance and its image in the market place through improved service to customers, improved quality of software and consulting products and projects.
COSTS  OF  CONSULTING  AND  TRAINING  AND  COSTS  OF  LICENSES AND MAINTENANCE
     In the second quarter of 1996, management took steps to reduce overhead, non-billable staff personnel, and other costs, and to further emphasize direct accountability for profitability and cash performance at the Division management level. The benefits from these measures have resulted in lower expenses in 1997.
     Comparative percentage of costs to revenue by business line are set forth in the following table:




                               Three Months Ended   Nine Months Ended
                                  September 30,       September 30,
                               -------------------  ------------------
                                   Net Change           Net Change
                                      1997                 1996         1997   1996
                               -------------------  ------------------  -----  -----
Cost of Consulting & Training                 124%                 63%  (61%)    96%   65%  (31%)
Cost of Licenses                              101%                105%     4%   107%  105%   (2%)
Cost of Maintenance                            52%                 37%  (15%)    35%   70%    35%



     Costs of consulting and training as a percent of revenue increased in 1997 over 1996 due to lower revenue in relation to division fixed costs.
     Costs of maintenance as a percentage of revenue increased for the three months ended September 30, 1997 compared to the same period in 1996 due to lower revenues, but were lower as percentage of revenue for the nine month reporting period for 1997 compared to 1996 due to lower maintenance costs in 1997.
     The Company incurred a loss from operations of $1.2 million in the third quarter of 1997 compared to income from operations of $1.7 million in the third quarter of 1996. Year-to-date operational losses for 1997 was $1.8 million compared to $0.1 million in 1996. The year-to-date net loss in 1997 of $1.8 million was a $1.0 million improvement over the reported $2.7 million net loss in 1996.
     Major initiatives of the Company include significant improvement in customer and software support, and changes in cost categories are reflected in the above analysis.
SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
     In the second quarter of 1996, management took steps to reduce overhead, personnel, and other costs. The benefits from these measures have resulted in lower costs in the three and nine month periods ended September 30, 1997.
     Selling, General and Administrative expense decreased $0.4 million or 30%. to $1.0 million in the third quarter of 1997 from $1.4 million in the third quarter of 1996.
     Selling, General and Administrative expense decreased $2.0 million or 40%. to $3.1 million year-to-date in 1997 compared to $5.2 million in 1996. SOFTWARE RESEARCH AND DEVELOPMENT
     The Company's software development and enhancement costs are accounted for in accordance with FASB Statement No. 86. The following table summarizes total costs of development and enhancement of the Company's software products for three and nine month periods ended September 30, 1997 and 1996 respectively.




                                                 Three Months Ended   Nine Months Ended
                                                    September 30,       September 30,
                                                        1997                 1996          1997    1996
                                                 -------------------  ------------------  ------  ------
(In thousands)
Software expenditures
 Capitalized software costs                      $               740  $              500  $1,941  $1,500
 Cost charged directly to operations                             100                  99     300     254
 Total software expenditures                     $               840  $              599  $2,241  $1,754
                                                 ===================  ==================  ======  ======

Software expenses charged to earnings
 Cost charged directly to operations             $               100  $               99  $  300  $  254
 Amortization of capitalized software                            549                 500   1,664   1,500
 Total software expenses charged to   earnings
                                                 $               649  $              599  $1,964  $1,754
                                                 ===================  ==================  ======  ======



     The Company continues its commitment to the development and enhancement of its software products and expects significant product upgrades to be released in 1997.
LOSS  CONTINGENCY
     The Company recorded a credit to expense of $414K in the first half of 1997 related to the settlements of the Kinesix Europe Arbitration Award and the Wolf v. SSI class action lawsuit. In the first quarter of 1997 the Company recorded a credit to expense of $99K pertaining to the settlement of the Kinesix Europe Arbitration Award which represented the difference between the previously accrued contingency amount of $674K and the actual settlement amount of $575K. As a result of the settlement of the Wolf vs. SSI class action lawsuit, the Company recorded a credit of $315K in the second quarter 1997 which represented the difference between the previously accrued contingency amount of $900K and the actual settlement amount of $525K plus additional legal costs.
INTEREST  INCOME  (EXPENSE)
     The following table summarizes the components of interest income (expense) during the three and nine month periods ended September 30, 1997 and 1996 respectively. The capitalized interest was included as a component of the capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.




                        Three Months Ended    Nine Months Ended
                          September 30,         September 30,
                       --------------------  -------------------
                               1997                 1996           1997    1996
                       --------------------  -------------------  ------  ------
(In thousands)
Interest income        $                19   $                7   $  58   $  20
Interest incurred                      (90)                (133)   (319)   (388)
Interest capitalized                   (30)                  25     (90)     80
Net interest expense   $              (101)  $             (101)  $(351)  $(288)
                       ====================  ===================  ======  ======



FOREIGN  EXCHANGE  LOSSES
     The Company is subject to risks associated with its various transactions in foreign currencies, including the US Dollar, the British Pound and the Canadian Dollar, but the Company currently does not believe they are material. Going forward, the Company expects to protect itself against major changes in currency exchange rates on significant consulting projects. During the three months ended September 30, 1997, the Company reported a net foreign exchange gain of $0.003 million compared to a net foreign exchange loss of $0.06 million for the three months ended September 30, 1996. For the nine months ended September 30, 1997, the net foreign exchange gain was $0.04 million compared to an exchange loss of $0.07 million in 1996.
DISPOSAL  OF  KINESIX  DIVISION
     On October 9, 1996, the Company sold the net assets and business of its graphical user interface segment, otherwise known as Kinesix Division to a group including the former President of the Kinesix Division. The details of the disposal are discussed in Note 7 of the Consolidated Financial Statements included in this Form 10-Q. The income statement for the Kinesix Division for the period ending June 30, 1996 is the following:




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
                       ====================  ==================


FINANCIAL  POSITION
     The Company's working capital ratio at September 30, 1997 was 1.12 to 1.0, based on current assets of $6.0 million and current liabilities of $5.3 million. The Company's working capital ratio at December 31, 1996 was 1.27 to 1.0.
     Cash provided from operations was $0.1 million for the nine months ended September 30, 1997, compared to $0.8 million for the year-ago period. The decline in cash provided from operations is principally due to lower sales volumes and from the collection of $2.2 million from a previously written off foreign receivable collected in 1996.
     Cash used in investing activities increased $0.5 million over the year-ago period due to the increased costs of mantime to increase product development activities in the E&P Technology Division. Total capitalized software for the full year 1997 is projected to be approximately $2.5 million.
     In the first nine months of 1996, cash of $2.8 million was provided by financing activities from the issuance of Senior Secured Notes to the Lindner Funds less repayment of bank debt of $2.9 million and from repayments of other obligations of $0.1 million. In the first nine months of 1997, the Company borrowed $0.3 million against the revolving credit facility.
CASH  FLOW  FROM  OPERATIONS
     The Company has completed the financing and restructuring of the convertible debentures discussed in Note 3 to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1996 and the bank revolving line of credit described in Note 3 above. The Company believes that it will have negative cash flow from operations in the fourth quarter. The Company believes that funds expected to be available under the Company's revolving credit facility and internally generated funds may provide the Company with sufficient liquidity and working capital to meet its anticipated short-term (less than one year) and long-term (more than one year) operating needs. Should this not be possible, funding would be sought from alternative sources and/or Company costs would be reduced. There can be no assurances, however, that the Company will generate sufficient positive cash flow from operations to meet its future operating needs or be successful in obtaining any required additional debt or equity financing.
     In announcing on November 4, 1997 its loss for the third quarter, the Company indicated that the results have seriously impacted the Company and that the disappointing results were continuing. The Company previously announced on September 15, 1997 that it had engaged Simmons & Co., a Houston-based investment banking firm specializing in the oil field services sector, to advise it on options for fulfilling additional capital requirements, including joint ventures and mergers.
INFLATION
     The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.
FORWARD-LOOKING  INFORMATION
     From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.
     Investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, profitability, liquidity, and generation of capital resources. These include: (i) technological and market conditions in the oil and gas industry and software industry, (ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source, (iii) increased governmental regulation, (iv) unexpected increases in competition, (v) possible inability to retain key employees, (vi) outcomes of litigation that the Company may become a party to.
     The risks identified here are not all inclusive. Furthermore, reference is also made to other sections of this report that include additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for Management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.
PART  II  -  OTHER  INFORMATION
ITEM  1.    LEGAL  PROCEEDINGS
     To the knowledge of management, there are no claims pending or threatened against the Company or any of its subsidiaries which individually or collectively  could  have  a  material  adverse effect upon the Company or its
financial  condition.    See  Note  6.
ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
a.          EX-27-  Financial  Data  Schedule.
b.          Reports  on  Form  8-K.
1. The Company filed a report on Form 8-K on September 11, 1997 announcing the resolution of the investigation by the Securities and Exchange Commission of the Company's disclosures and financial statements for the years ended December 31, 1993, 1994 and 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  SCIENTIFIC SOFTWARE-INTERCOMP, INC.




November 14, 1997                                                                            /s/ George Steel
----------------------------------------------  -------------------------------------------------------------
Date                                            George Steel, Chairman, President and Chief Executive Officer
    (principal executive officer and director)



November 14, 1997                               /s/ Barbara J. Cavallo
----------------------------------------------  -------------------------------------------------------------
Date                                            Barbara J. Cavallo, Financial Controller