Form 10-K
period 1997-12-31
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1998-04-15
CIK 87822

67

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-K
[X]       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act
of  1934  for  fiscal  year  ended
                               DECEMBER 31, 1997
[    ]          Transitional  Report  Pursuant  to Section 13 or 15 (d) of the
Securities  Act  of  1934
                         COMMISSION FILE NUMBER 0-4882
                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.
            (Exact name of Registrant as specified in its charter)
                         Colorado          84-0581776
                         --------          ----------
            State (or other jurisdiction of          (IRS Employer
          incorporation or organization)          Identification No.)

                    633 17th Street, Denver, Colorado 80202
                    ---------------------------------------
          (Address of principal executive offices including zip code)

                                (303) 292-1111
                                --------------
              (Registrant's telephone number including area code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:       None
Securities  registered  pursuant  to  Section  12(g)  of  the  Act:
 Title  of  each  class:          Common  Stock,  no  par  value
Name  of  each  exchange  on  which  registered:          None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for the past 90 days.     [  ] Yes          [X] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment of
this  Form  10-K.          [X]
The approximate market value of stock held by non-affiliates is $1,175,501 based upon 6,717,151 shares held by such persons and the close price of $.175 on March 31, 1998. The number of shares outstanding of the Registrant's no par value common stock at March 31, 1998 was 8,917,151.
                      DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of shareholders:
               Part III, Items 10, 11, 12 and 13 of this report.

                                     INDEX
     PAGE
PART  I
     BASIS  OF  PRESENTATION          4
     ITEM  1.    BUSINESS          4
          THE  COMPANY          4
               General          4
               History          5
               Strategy          5
          PRODUCTS,  SERVICES  AND  CUSTOMERS          7
               E&P  Products,  Services  and  Customers          7
               Pipeline  and Facilities Products, Services and Customers     9
               Research  and  Development          10
          MARKETING,  SALES  AND  CUSTOMER  SUPPORT          10
               Marketing  Strategy          10
               Sales  Staff,  Locations  and  Customer  Support          11
          BACKLOG          11
          COMPETITION          11
          GEOGRAPHIC  AND  BUSINESS  LINE  DATA          12
               Geographic  Revenue  Data          12
               Business  Line  Data          12
          PROPRIETARY  RIGHTS          13
          EMPLOYEES          13
          SALE  OF  THE  COMPANY          13
          MANAGEMENT          15
               Directors  and  Executive  Officer          15
     ITEM  2.          PROPERTIES          17
     ITEM  3.          LEGAL  PROCEEDINGS          17
     ITEM  4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     17
PART  II
     ITEM  5.         MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S     18
                    COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
     ITEM  6.          SELECTED  CONSOLIDATED  FINANCIAL  DATA          19
     ITEM  7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     21
                    CONDITION  AND  RESULTS  OF  OPERATIONS
          General          21
          FINANCIAL  POSITION          21
          Overall  Financial  Position          21
          Bank  Credit  Agreements          22
          Results  of  Operations          23
          Revenue          23
          Foreign  Revenue          24
          Backlog          24
          Costs  of  Consulting  and  Training  and  Costs  of  Licenses  and
Maintenance          24
          Selling,  General  and  Administrative  Expenses          25
          Recovery  of  Accounts  Receivable          25
          Software  Research  and  Development          25
          Settlement  of  Class  Action          26
          Interest  Income  (Expense)          26
          Foreign  Exchange  Losses          26
          Disposal  of  Kinesix  Division          27
          Sale  of  the  Assets  of  the  Pipeline  Business  Line          27
          STATEMENT  OF  CASH  FLOWS          27
          FORWARD-LOOKING  INFORMATION          28
     ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA      29
PART  III                    57
PART  IV                    58
     ITEM  14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS     58
               ON  FORM  8-K
PART  I
BASIS  OF  PRESENTATION
     The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31,
1996 and June 30, 1996 and the financial statements included therein. The Company has responded to those comments and discussions with the Staff are continuing. Resolution of some of the comments may result in certain revisions of those Forms and of the financial statements therein, which would cause comparative information that would be presented in this report to require revision. Accordingly, the Company has not included any comparative financial information for the financial year of 1995 in this Form 10-K. When comments made by the SEC have been satisfactorily resolved, the Company will amend this Form 10-K to include comparative data for prior periods.
ITEM  1.    BUSINESS
THE  COMPANY
GENERAL
     Scientific Software-Intercomp, Inc. (the "Company") develops and markets sophisticated software for the development and production and pipeline and surface facilities areas of the worldwide oil and gas industry and provides associated interdisciplinary technical support services, consulting and training. On April 1, 1998, the Company announced that it had entered into an agreement to be acquired by Baker Hughes Incorporated ("Baker").
     The Company's Exploration and Production Division (E&P) markets computer-aided production software which provides oil and gas industry professionals with a comprehensive set of powerful cost-effective tools to describe, simulate and predict oil and gas production from reservoirs under alternative simulated development plans. These predictions are used to determine optimal development plans for maximizing recoverable reserves, thereby reducing oil and gas finding costs per equivalent barrel. The Division's consulting services include integrated field development studies, 4-D seismic reservoir management, reserves audits, certifications and valuations, reservoir simulation, enhanced oil recovery and well performance studies and regional stratigraphic and petrophysical evaluations.
     The Company's Pipeline Simulation Division markets software for the simulation and monitoring of oil and gas pipelines, as well as software for various related applications including engineering design, leak detection, optimization of transportation efficiency and pipeline dispatcher training. The Division's consulting services include implementation of real time system projects, leak sensitivity analysis and design studies, operator training and product training courses, real time system tuning and optimization and expert witness testimony. The Company has signed a binding definitive agreement to sell the Pipeline assets to LICEnergy A/S, Inc. (LIC) effective May 1, 1998 as discussed in Management Discussion Note 12.
     The consulting and training services are the single largest element of the Company's business, comprising 52% of the Company's total revenues in 1997.
     Since its formation in 1968, the Company believes that it has established a reputation for technical excellence of its software products and consulting services in reservoir description, simulation and monitoring. In the late 1980s, the Company recognized the need to provide an integrated system of E&P products that could be more broadly utilized by the oil and gas industry. Also, the availability of increasingly powerful and affordable computers enables the Company's E&P software products to operate on UNIX -based workstations and personal computers, and more recently on Windows-based personal computers, with capabilities historically available only on mainframe computers. The Company has developed Petroleum WorkBench , an integrated software system that allows effective access to the Company's high technology stand-alone products. In 1997, new modules of Petroleum WorkBench were released which increased the technical breadth of this software package. These developments have had the effect of significantly expanding the market for the Company's software products from its historical market of research experts and technical specialists using mainframe computers to include non-expert industry professionals, such as petroleum engineers and geologists, using workstations or personal computers. These developments have also increased the functionality and ease of use of the Company's products to the oil and gas industry by lowering hardware costs and reducing the need to utilize these experts in order to take advantage of the Company's technology.
     The Company's objective is to be a leading provider of high technology computing solutions and quality consulting services in each of its industry areas. The Company's long range goal is to offer a fully integrated set of software products on personal computers that will permit non-expert professionals to describe, simulate, monitor and manage the complete range of reservoir development and production activities.
     The Company's executive offices are located at 633 17th Street, Suite 1600, Denver, Colorado 80202 and its telephone number is (303) 292-1111. HISTORY
     The Company, a Colorado corporation, was formed in 1968 and, since that time, has developed and marketed sophisticated applications software together with computer-related consulting services, principally for reservoir description and reservoir and pipeline simulation. The Company believes that it has established a reputation for technical excellence of its software products and consulting services in reservoir description, simulation and monitoring.
     In June 1983, the Company acquired Intercomp Resource Development and Engineering, Inc. ("IRDE"), which had developed additional software products for reservoir simulation. In January 1984, the Company acquired CRC Bethany International, Inc. ("CRC"), a wholly owned subsidiary of Crutcher Resources Corporation. The acquisition of CRC provided the Company with software systems that modeled real-time data, collected and stored by Supervisory
Control  and  Data  Acquisition  ("SCADA")  systems  installed  on oil and gas pipelines.
     Several trends, including lower oil and gas prices, have driven the oil and gas industry to reduce the risk and cost, and to increase the effectiveness, of development and production activities. This has led many energy companies to reduce budgets, and to reduce the employment of research and technical experts in the various petroleum industry disciplines, in favor of non-expert industry professionals. The Company recognized the need to provide an integrated system of products for use by these non-experts. By 1991, the Company had developed Petroleum WorkBench which provides the industry with broader access to sophisticated engineering solutions. Management believes that these developments, coupled with the availability of increasingly powerful and affordable personal computers, has opened a significant market for Petroleum WorkBench.
STRATEGY
     RECENT STRATEGY DEVELOPMENTS. During the period of December 1995 and January 1996, the Company determined that the cumulative effects of the releases of Windows 95, and Windows NT and new more powerful pentium-based PC's had significantly changed the broad market for corporate computing systems and software. During 1995, the Company successfully released the Windows version of the WorkBench product, constituting a major breakthrough for the Company. The reaction from the marketplace was very positive and the Company made a decision to fundamentally change its emphasis to the personal computer market, instead of the previous strategy of providing products for all segments of computer hardware mainframe, minicomputer, and personal computer markets. This decision was also encouraged by positive reaction from clients in the second half of 1995 to "WBserv," a personal computer application that allows for transfer of computationally intensive operations to servers and minicomputers.
     It then became apparent to the Company that the access point of software users would be based on desktop 32 bit technology. While extremely large and complex software such as that of the Company previously could not have operated on other than mainframe or minicomputer machines, the personal computers which have become available along with the continued enhancements of Distributed Computer Environments (DCE) makes it today possible to operate the software from a desktop PC.
     With the acceptance of the Company's Windows interface, which encompasses core software products plus graphical and interactive features of a Windows environment, the Company identified that the personal computer market would not only be another market for the Company's products--it would be the primary market. Accordingly, the Company decided to focus its future market and development activities on this new primary market. The Windows enhancement of the WorkBench software required little change to the code of the application software.
     In January 1996, Mr. George Steel, the new chief executive officer, took a strategic view of the situation in which the Company now found itself. He felt that the creeping environmental changes had reached a point that required rapid action and in fact presented the Company with a significant opportunity in the market place.
     This recognition resulted in changes in management strategy to focus primarily on the personal computer market in the future. Essentially, this focus led to a different kind of software environment, in which most of the Company's software would be marketed as part of an integrated product, which includes significant non-technical software. Mr. Steel also introduced several other management strategies. Previously, the Company had been striving to achieve aggressive revenue targets, much of which entailed making new sales to new customers, many in widely dispersed international markets and in marketplaces with widely diverging computing platform environments. Mr. Steel's strategy was for the Company to focus on high quality performance in serving existing customers on Windows/PC platforms and thus to make acceptable profits. Mr. Steel believed that these significant changes in strategy were necessary to enable acceptable profitability performance and an adequate rate of return in future periods. Cost reductions were necessary, primarily staff reductions and reductions in the total of planned development expenditures in comparison to expenditure levels in 1995 and prior years. Rapid change was necessary and these strategies led to a narrowing of the computer platforms on which the Company's WorkBench product would be offered.
     The Company's strategy is to provide complete, high technology, computing solutions and other services for the development and production of oil and gas reservoirs and the pipeline transportation of oil and gas. The following sections discuss in detail how the Company is executing this overall strategy.
     INTEGRATION OF HIGH TECHNOLOGY PRODUCTS. Since its formation, the Company has developed a series of software products designed to describe, simulate and monitor oil and gas reservoirs, and to simulate and monitor oil and gas pipelines and surface facilities. These products include nearly all facets of technology necessary for field management and field monitoring in the oil and gas industry. The Company has begun integrating these products, which increases the functionality and ease of use of the high technology solutions provided by the Company's products.
     The Company's first integrated product, Petroleum WorkBench, includes six of the Company's major stand-alone E&P products. It is the Company's intention to continue integrating its stand-alone products until the full breadth of the Company's technology is included within one integrated, easily accessible product, that will allow non-expert professionals working individually or in asset teams to work in multiple disciplines, using the same database and applications software.
     EXPANSION OF MARKETING EFFORTS AND CUSTOMER BASE. The Company believes that by continuing the integration and accessibility of its software, the market for its software and related consulting services can be expanded to increase sales to non-expert industry professionals. The Company intends to intensify its marketing efforts to this larger market, in addition to continuing to market its products to its established customer base of expert users.
     COMPLETE RANGE OF SERVICES. The Company believes that offering a complete range of consulting and training services is a critical component of its business. It intends to continue enhancing and expanding the range of consulting services to meet the growing requirements of its customers. The Company also believes that providing sophisticated and comprehensive consulting services promotes and advances acceptance and awareness of its products.
     TECHNICAL LEADERSHIP. The Company intends to continue developing new software products and enhancing existing software products, both internally and through jointly-funded development efforts, to respond to developments by competitors and changes in technology. The Company also intends to continue to attract and retain highly-skilled professionals in computer software programming and various petroleum industry disciplines in order to provide for the development and enhancement of its products and services. The Company intends to continue to evaluate, and, if attractive, acquire or license products and technologies which it believes are important to achieving its strategy.
     BAKER ACQUISITION. The Company believes that its prospective acquisition by Baker will better enable it to carry out the above described strategy. PRODUCTS, SERVICES AND CUSTOMERS
E&P  PRODUCTS,  SERVICES  AND  CUSTOMERS
     The Company's products and related consulting services address the development and production areas of reservoir description and simulation. The Company's reservoir description products provide for the analysis of well logs and core, the use of seismic data, analysis of pressure and performance of wells, and mapping and analysis of the basic geology and reservoir rock parameters. Reservoir description data is then input into mathematical reservoir simulators offered by the Company to predict future production performance under various simulated development scenarios after matching historical performance. Use of reservoir simulation provides more accurate forecasts of oil and gas recovery and assists in the determination of how reservoirs should be optimally developed. The primary products being marketed by the Company are:
     Reservoir Description. This module has the capability of log and core analysis to calculate rock and fluid properties; and geological cross-section, mapping and contouring capability.
     Interpret/2 (well test analysis). Used to analyze pressure and flow tests of a well to predict reservoir flow capability and other formation parameters such as the location of barriers in the reservoir.
     WPM (well productivity model). Used to analyze and simulate the productivity of a well under various alternative completion practices, such as hydraulic fracturing and artificial lift, so that the optimum economics for the well can be achieved.
     PVT (pressure-volume-temperature characterization of hydrocarbon fluids). Used to analyze laboratory tests of oil and gas samples gathered from a reservoir to determine the accuracy of the data and to construct equations for use of the data.
     SimBest II (reservoir simulator for oil, water and gas). Used to model the behavior of an oil and gas reservoir in order to predict the results of various types of reservoir development options, such as in-fill drilling, water floods and gas injection, in order to determine the optimal development plan for the reservoir. The simulator calculates the flow of oil, water and gas in three dimensions through a complex reservoir, including the flow through the wellbores to the surface.
     COMP III, COMP 4, Comp5 (compositional reservoir simulators for oil, water and gas). Used when the complex fluid behavior in the reservoir requires that oil and gas be defined more precisely by their molecular components such as methane, ethane and propane. These simulators are most often used to simulate and determine the optimum development of gas reservoirs and oil reservoirs undergoing high pressure gas injection. The Company will be releasing in early 1998 a new compositional simulator, named Comp5, which combines features and functionality of COMP III and COMP 4. Comp5 will also be interfaced to the Petroleum WorkBench, thus combining the benefits of compositional  simulation  and  of  integrated  reservoir  management.
     THERM (thermal reservoir simulator). Used when modeling thermal enhanced oil recovery processes such as steam injection and in-situ combustion. This is the most complex simulator because it also includes mathematical simulation of such thermodynamic factors as heat combustion and combustion reaction kinetics. This simulator is used to predict optimum recovery using thermal enhanced recovery processes for reservoir development.
     AHM (adaptive history matching system for use with reservoir simulators). Used to help match a reservoir's historical production of oil, gas and water. A final calibrated (history matched) model can then be used to simulate future production under various hypothetical operating scenarios. This software includes such displays as color 3-D and 4-D (showing the passage of time) maps and simulated color visualizations of fluids flowing through the reservoir.
     PETROLEUM WORKBENCH (an integrated set of high technology products for reservoir management). This integrated set of products is used to perform reservoir description, simulation, and monitoring on a workstation or personal computer. Expert or non-expert professionals can use this integrated set of products to select optimal reservoir development plans using the highest technology more quickly and efficiently than with non-integrated and individually designed products. By delivering in a Microsoft Windows 95/NT PC-based integrated environment advanced petroleum technology originally developed for Unix workstations, the Petroleum WorkBench makes this technology accessible to a much larger market of professionals.
     The current release of the Petroleum WorkBench includes technology and applications for well core and log analysis; well test design and interpretation (Interpret/2); reservoir simulation (SimBest II) with graphical pre- and post-processing; production decline analysis; well performance modeling (WPM). This is combined with various graphical display capabilities, including mapping and cross-sections. In 1997, the Company released a new module for geostatistical modeling, WBgeos. In early 1998, a new release will extend the graphical pre- and post-processor and the network interface, WBserv, for reservoir simulation to handle compositional simulation.
     WBgeos. A new add-on module released in Q4 1997 which extends the reservoir modeling capabilities of the Petroleum WorkBench to include modern geostatistical technology. An alternative to traditional mapping of reservoir properties using contours (hand-drawn or computer-generated), geostatistics provide a better representation of the variation of these properties between wells, resulting in reservoir models more faithful to the real reservoir geology. As WBgeos is fully integrated to the reservoir simulation module in the WorkBench, higher quality geologic models can be readily simulated, yielding more efficient history matching and more reliable reservoir performance predictions.
     WBserv. The client/server option for the Petroleum WorkBench which allows engineers and geoscientists to use high-performance Unix workstations for compute-intensive applications like reservoir simulation while operating all interactive and graphical software in a desktop Windows 95/NT environment. With this network feature provided through a dedicated client/server module, a smaller number of high-end workstations can efficiently handle the needs of a team of users, a department, or an entire company spread across several geographic locations, resulting in lower Information Services capital and operating costs. Simultaneously, users remain in a familiar Windows computing environment, eliminating the need for users to be trained on workstations and their unfriendly Unix and X-Windows software systems, while benefiting from the high-performance computing this computer hardware offers.
     In addition, the Company has specialized simulators for gas producers and/or gas utilities: Omega (gas storage reservoir simulator) and Omnet (reservoir simulator for multiple gas storage reservoirs and surface network facilities and pipelines).
     The Company also provides consulting and training, on the use and application of the Company's products and technology to a client's reservoir management needs. The Company provides consulting services in the areas of geophysics, 4D seismic monitoring, geology, petrophysics, reservoir engineering and production and completion engineering. The Company has designed cost-effective exploitation methods, production and injection operations, and enhanced oil recovery schemes. The Company also performs reserve evaluations; special simulation techniques for artificial lift, horizontal drilling and massive hydraulic fracturing; and designs and recommends development plans for an entire oil field.
PIPELINE  AND  FACILITIES  PRODUCTS,  SERVICES  AND  CUSTOMERS
     The Company's software and related services for the pipeline and surface facilities area simulate and monitor oil and gas pipelines and surface facilities, such as compressor stations, tank farms and pumping stations, for applications including engineering design, leak detection, real time modeling, optimization of transportation efficiency and pipeline operator training. The systems are used in either "real time" or "off-line" mode. In the real time mode, data is continuously collected by a SCADA system from various points along a pipeline, or from surface facilities, and used by the software for simulation and monitoring purposes. In the off-line mode, real-time data is not used and is replaced by user-provided data for engineering or training purposes. The Company's historical focus in this area has been on providing simulation and monitoring software to operators of large and complex pipelines and surface facilities. The primary software products being marketed by the Company in this area include:
     TGNET (transient gas pipeline network simulator). Used off-line by pipeline engineers to study portions of gas pipeline networks in order to simulate the design and operation of the pipeline system.
     TLNET (transient liquid pipeline network simulator). Like TGNET, used off-line for liquid pipeline design and operations studies.
     MNET (multiphase pipeline network steady state simulator). Like TGNET, used off-line for pipeline design and operations studies for the simultaneous flow of oil, gas and/or water.
     INTERACT (interactive pipeline network simulators). Used by pipeline engineers to plan future flows and to train pipeline dispatchers. INTERACT is comprised of two separate software products for gas and liquid.
     PIPELINE MONITOR I and II (leak detection and pipeline management software for intermediate complexity pipeline networks). Real time system used continuously by the pipeline operating staff to detect leaks and to manage pipeline operations. Versions are available for both oil and gas pipelines.
     ON-LINE SYSTEM (pipeline leak detection and management software). A series of software modules that can be integrated to provide leak detection plus additional options such as product batch tracking in liquid systems and compressor utilization for complex gas pipeline networks. The software operates continuously in real time, often with full backup computers, to manage complex pipeline operations.
RESEARCH  AND  DEVELOPMENT
     The Company is committed to the continued enhancement of its petroleum industry software and to the development of software and services having new or related applications. The Company's objective is to develop products that are considered to be high quality and technically advanced that will meet the needs of the company's customers and enable them to grow and develop their reserves more cost effectively.
     In the E&P area, a new version of Petroleum WorkBench was released in 1997 with the addition of a geostatistics module. Additional enhancements including conversion to an open architecture and updates to other modules are planned. The Company will be releasing in early 1998 a new compositional simulator named Comp5, which will replace Comp III. Development and upgrade of black oil and thermal is ongoing. In the Pipeline area, a new version of TGNET was released in 1Q 1998.
     During the year ended December 31, 1997 and 1996, the Company spent $2.5 million and $2.9 million, respectively, for development of new products and the improvement and enhancement of existing products.
MARKETING,  SALES  AND  CUSTOMER  SUPPORT
MARKETING  STRATEGY
     The Company's marketing strategy is to create customer awareness of existing and new products and to publicize its technical expertise through participation at technical meetings and conferences, publication of scientific papers, presentation of technical proposals to existing and potential customers, and sponsorship of product focus groups. The Company continually surveys the market and analyzes the products and services offered by the
Company and its competitors in order to identify new developments, market trends and changing preferences and requirements of the market place. The Company will develop marketing plans specifically tailored for its products that identify the appropriate distribution channels to reach the target market or market segment and will permit the effective promotion of the products. The Company supports its customers by providing complete consulting, technical and training services by experts in computer systems and the various technical applications disciplines for all product areas.
SALES  STAFF,  LOCATIONS  AND  CUSTOMER  SUPPORT
     The Company sells its products, consulting and other services on a worldwide basis primarily through its direct sales force. Since sales of the Company's products require technical interaction with customers, members of the sales force generally are technically qualified as well as having significant sales and marketing experience. In addition, sales and marketing personnel are actively supported by technical personnel and senior management of the Company.
     Sales/support personnel are located in each of the Company's offices in Denver, Houston, Calgary, London, and Beijing, People's Republic of China. Local sales agents are utilized principally in countries in which local representation is necessary or appropriate. The Company markets certain of its products through resellers and local agents in certain foreign countries.
     The Company provides installation and product training, on-site consulting and 24-hour telephone availability of systems and technical experts as part of its customer support services.
BACKLOG
     The Company's backlog at December 31, 1997 and 1996, was $4.2 million and $6.7 million, respectively, of which 76% is expected to be earned by December 31, 1998. Approximately 19% of year-end backlog relates to Pipeline projects that will be transferred with the sale of the Pipeline assets. COMPETITION
     The market for most of the products and services offered by the Company is highly competitive, although the number of competitors generally is limited. The principal competitive factors faced by the Company are product functionality, product obsolescence and competitors' worldwide marketing capability. Sales of the Company's products and services would be adversely affected should competitors introduce new products with better functionality, performance, price or other competitive characteristics.
     The principal competitors in the licensing and sale of development and production software are GeoQuest, a division of Schlumberger; Landmark, a subsidiary of Halliburton Company; and a number of smaller competitors.
     The competition in the licensing and sale of pipeline and surface facilities software is fragmented with individual companies often marketing only one or two products. Significant competitors in software licensing and supply of related services of real time, on-line products in the leak detection and real-time modeling areas are Stoner and Associates and LIC.

GEOGRAPHIC  AND  BUSINESS  LINE  DATA
GEOGRAPHIC  REVENUE  DATA
     The following table sets forth the Company's consolidated revenues by geographic area for 1997 and 1996:


                              1997     1996
                             -------  -------
(In thousands)
United States                $ 3,536  $ 4,239
                             -------  -------
Foreign:
 Far East                      2,415    3,849
 Middle East                     682      912
 Canada                        1,142      880
 Europe                        2,559    3,548
 Central and South America     1,693    2,861
 Africa                           88    2,318
 Other                           277      397
                             -------  -------
Total Foreign                  8,856   14,765
Total Revenue                $12,392  $19,004
                             =======  =======



     Revenue derived from foreign sources amounted to $8,856 (71% of total revenue) and $14,765 (78% of total revenue) during 1997 and 1996. Foreign revenue is subject to a number of factors such as political instability, changes in protective tariffs, tax policies, and export-import controls. See
Note 7 to Consolidated Financial Statements for information on foreign and domestic operations and the Company's United States export revenue.
     Much of the Company's business is conducted with large, established U.S. and foreign companies (sometimes acting as government contractors), governments and national petroleum companies of foreign governments. Qualifying foreign receivables are insured, subject to a deductible loss amount, under an insurance policy with the Foreign Credit Insurance Association, an agency of the United States Export-Import Bank. The Company performs credit evaluations when considered necessary and generally does not require collateral.
BUSINESS  LINE  DATA
     The following table sets forth the percentage of total revenue contributed by each of the Company's classes of products and services for 1997 and 1996:


                                 1997   1996
                                 -----  -----
Exploration and Production
 Consulting and training           46%    55%
 Licenses                          14%    10%
 Maintenance                       18%    12%
 Other                              2%     1%
                                 -----  -----
   Total                           80%    78%
                                 -----  -----
Pipeline and surface facilities
 Consulting and training            8%    13%
 Licenses                           4%     5%
 Maintenance                        7%     4%
 Other                              1%     *%
                                 -----  -----
   Total                           20%    22%
                                 -----  -----
Other                               *%     *%
                                 -----  -----
   Total                          100%   100%
                                 =====  =====

*Less  than  1%.


     During 1997, there was no single customer that accounted for 10% or more of the Company's revenue and the loss of which would have a material adverse effect on the Company's business. During 1996, the Company derived $2.3 million, or 12% of its consolidated revenue from National Nigerian Petroleum Corporation.
PROPRIETARY  RIGHTS
     The Company has protected its proprietary computer software by restricting access to the underlying source code through technical means and by requiring its customers to enter into licensing arrangements that are protective of the Company's intellectual property rights in such software. For enforcement of its rights in the software, the Company relies upon laws relating to trade secrets and the misappropriation of confidential business information, as well as unfair competition laws, which are generally recognized in both state and international judicial proceedings. Additionally, the Company obtains federal and international protection of its computer software through federal copyright and the international copyright protection afforded by the Berne Convention with reciprocal copyright protection in over 75 countries. To date, the Company has not sought to patent any of its computer software. While the Company does not rule out obtaining patent protection for computer software at some future time, the present procedure for obtaining patent protection would require the Company to secure a patent in the United States and all foreign countries where the software might be utilized, even though the patentability of software in some foreign countries remains questionable and in the process of patenting the software in the United States the Company would be required to fully disclose the source code to the public through its patent application.
     In addition, the Company requires all employees and consultants who have access to its proprietary information and software to execute confidentiality agreements.
EMPLOYEES
     As of December 31, 1997, the Company employed 88 persons full-time in all locations. The Company also engages technical consultants as required to complete project work.
SALE  OF  THE  COMPANY
     On  April  1,  1998,  the  Company  announced  that it had entered into a binding agreement with Baker Hughes Incorporated ("Baker") to acquire all of the outstanding shares of Scientific Software-Intercomp, Inc. ("Company") which would result in Baker acquiring the Company's ongoing Exploration and Production (E&P) Consulting and Technology (reservoir software) businesses, subject to certain conditions. The sale does not include the Company's Pipeline Simulation Division assets which are being purchased separately by LIC. The Company had previously entered into a non-binding Outline of Terms agreement for the acquisition of the Company by Well Service Technology A/S ("WST"). The Outline of Terms agreement between the Company and WST lapsed on March 6, 1998 without the parties coming to a definitive agreement.
     The press release announcing the acquisition by Baker is included in the Company's filed Form 8K as Exhibit "A" and the agreement with Baker is Exhibit "B."
     The agreement with Baker provides that the shareholders of the Company's common stock would receive a maximum of $.50 and a minimum of $.30 net per share in consideration for the acquisition, with the maximum and minimum amounts per share depending on the amount payable to Halliburton Company ("Halliburton"), the preferred shareholder of the Company. The amount payable to Halliburton would be in exchange for the preferred stock of the Company.
     The acquisition is subject to customary conditions as well as the approval of the Company's common shareholders.
     The Company's senior secured lenders, the Lindner Funds ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") have agreed to accept discounted terms of $1.4 million and $1.3 million respectively in satisfaction of the outstanding $6.5 million principal plus accrued interest and other obligations owed by the Company to the lenders. The agreements with Lindner and Renaissance are included in the filed Form 8K as Exhibit "C" and "D" respectively. Halliburton has agreed to accept $2.5 million in cash in exchange for its $4.0 million preferred stock holding in the Company. The agreement with Halliburton is included in the filed Form 8K as Exhibit "E."
     As a result of the agreement with Halliburton, the Company expects the consideration payable to the Company's common shareholders to be approximately $.49 per share, subject to possible downward adjustment based on the results of Baker's continued due diligence.
     The agreement with Baker, while binding, will be further detailed in a subsequent customary definitive agreement between Baker and the Company, containing the terms set forth in the agreement announced on April 1, 1998.
     Closing  of  the  acquisition  is  expected in the third quarter of 1998.

                                  MANAGEMENT
DIRECTORS  AND  EXECUTIVE  OFFICERS
     The following table sets forth the names, ages and positions of the executive officers and the members of the Board of Directors of the Company as of December 31, 1997. All directors are elected for a term of one year and serve until their successors are elected and qualified.


Name                                           Age                       Position
---------------------------------------------  ---  ---------------------------------------------------
George Steel                                    51  Chief Executive Officer, President and Director
Barbara J. Cavallo                              52  Financial Controller
Edward F. Frazier                               52  Corporate Secretary, Vice President Human Resources
Robert G. Parish, Ph.D.                         56  Executive Vice President-
        Exploration and Production Consulting
J. Marc Sofia                                   38  Vice President-E&P Technology
William B. Nichols, Ph.D.                       69  Director
Edward O. Price, Jr.                            68  Chairman, Director
Jack L. Howard                                  35  Director


There are no family relationships among any of the executive officers or directors of the Company.
     Mr. Steel joined the Company in January, 1996, and was elected President, Chief Operating Officer and member of the Board of Directors, effective January 15, 1996. He was elected Chairman of the Board of Directors in May, 1996 and in December, 1997, with the approval of the Board of Directors, he chose to step down as Chairman but to continue his responsibilities as President, Chief Executive Officer and as a Director of the Company. Mr. Steel has extensive technical and managerial experience in the international petroleum industry. He served as General Manager of Snyder Oil Company's affiliate, Command Petroleum, in the Bay of Bengal, India. Prior to that, he served as Vice President of Snyder's Julesburg Rocky Mountain Business Unit. Mr. Steel joined Geophysical Services, Inc. (GSI), the geophysical subsidiary of Texas Instruments, in 1969. In 1992, after GSI had become part of Halliburton Company, he was appointed President of their geophysical subsidiary, Halliburton Geophysical Services. He has a B.S. degree in Natural Science from St. Andrews in Scotland.
     Ms. Cavallo is a Certified Public Accountant in Texas and has over eighteen years financial management experience in the oil service industry. She joined the Company in October 1993 and is currently responsible for the consolidation of financial information for each of the operating divisions and the Company in total. Prior to joining SSI, Ms. Cavallo was associated with Highland Resources, Western Oceanic, Inc., and Oceaneering International, Inc., all in Houston. She received her Bachelor of Science degree in
Accounting from Illinois State University and holds memberships in the National Certified Public Accountants Association, Texas Certified Public Accountants Association, Houston Chapter of Texas CPAs.
     Mr. Frazier joined the Company in September, 1981, and was elected Corporate Secretary in May, 1996. He has extensive managerial experience in all aspects of compensation, employee benefits and pension plans for employees in the United States, Canada and the United Kingdom. Prior to joining SSI, Mr. Frazier served with Coopers & Lybrand for ten years in Florida and Colorado in human resource management positions. He was associated with the Small Business Administration in Florida from 1967-1972, where he was involved in training and management development programs. Mr. Frazier has a B.S. degree in Business Administration from Florida Atlantic University. Mr. Frazier resigned from the Company and his position as Corporate Secretary and Vice President on January 23, 1998.
     Dr. Parish joined the Company in April, 1982 as Vice President of Technical Products in Europe and is currently Managing Director of SSI UK, Ltd., the Company's United Kingdom subsidiary. He is responsible for the Exploration and Production Consulting division. He served as Division Vice President, Exploration and Production Products, from March, 1987 to October, 1990. From February, 1985 to March, 1987, he was Managing Director of the Company's U.K. subsidiary. Dr. Parish has over twenty years experience in mathematical modeling and software engineering. He graduated from London University with a B.Sc. with honors in mathematics in 1963, and from North Carolina State University with a Ph.D. in statistics in 1969.
     Mr. Sofia joined the Company in October 1985 as a senior engineer. He was promoted to manager in 1992 and to Vice President of the E&P Technology Division in May 1996. Mr. Sofia heads a team of professionals responsible for the development, marketing, sales, and technical support of the Company's E&P software and technology. Mr. Sofia joined Petro-Canada in September 1982 where he was involved in project engineering, well test interpretation, and reservoir engineering activities. He received a Bachelor's degree in Mechanical Engineering from McGill University in Montreal in 1982.
     Dr. Nichols was employed by Hercules Incorporated in research and development for thirty-five years until his retirement in 1989. For the last ten years he held various managerial positions. He received his B.S. degree from Massachusetts Institute of Technology in 1950, and M.S. and Ph.D. degrees from California Institute of Technology in 1954 and 1957, respectively, all in chemical engineering. Dr. Nichols was elected to the Board of Directors of the Company in 1989.
     Mr. Price was employed by Chevron Oil Company and Saudi Aramco for over thirty-seven years until his retirement in 1990. For the last eleven years he held various executive positions with Saudi Aramco in Dhahran, Saudi Arabia, including Vice President of Petroleum Engineering and Vice President of Exploration and Production. Prior to that time he held various management positions in Chevron's operations in the U.S., Australia and Iran. He is currently a private investor and consultant and is a director of First National Bank, Mexia, Texas; Paragon Wireline Services; Advanced Reservoir Technologies and Middle East Services. He received B.S. degrees in both petroleum engineering and geological engineering from Texas A&M University in 1951 and completed course work for an M.S. degree from the same school in 1953. Mr. Price was elected to the Board of Directors of the Company in 1993. Mr. Price was elected Chairman of the Company in December, 1997.
     Mr. Jack Howard is a principal and fund manager of Mutual Securities, Santa Rosa, California, a division of Cowles, Sabol & Co., Inc., whose clients have a substantial holding in the common stock of SSI. Mr. Howard, 35 years old, is also a director of Gateway Industries and Roses Holdings. He has been a stockbroker for 12 years, specializing in locating, researching, and accumulating undervalued securities in businesses which were statistically inexpensive in relation to their cash flow and/or potential. He is a member of the management team of Steel Partners, a private investment fund. Mr. Howard is CFO of Roses and acting President of Gateway Industries. Mr. Howard was elected a Director of the Company in December, 1997.
ITEM  2.    PROPERTIES
     All of the Company's operations are conducted in leased space as follows:


                            Approximate     Current
Location                  Lease Expiration  Sq. Ft.  Annual Rent
------------------------  ----------------  -------  -----------
Denver, Colorado          May 2002           10,300      152,000
Houston, Texas            April 1998         10,000      65,000*
Calgary, Alberta, Canada  September 2001     10,700       31,000
Egham, Surrey, England    September 2008     10,500      276,000



     In addition, the Company maintains a small office in Beijing, People's Republic of China.
     *  $65,000  for  a  four  month  period  from  January  to  April  1998.
ITEM  3.    LEGAL  PROCEEDINGS
     To the knowledge of management, there are no claims pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company or its financial condition.
     Securities and Exchange Commission Investigation. On September 11, 1997, the Company resolved the investigation by the Securities and Exchange Commission ("SEC") of the Company's disclosures and financial statements for the years ended December 31, 1993, 1994 and 1995. Without admitting or denying any of the allegations of the SEC, the Company settled the matter by consenting to the entry of a permanent injunction prohibiting future violations by the Company of Section 17(a) of the Securities Act of 1933, and Sections 10 (b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder and to an order to restate the Company's financial statements for the years ended December 31, 1993, 1994 and 1995. The SEC staff has advised the Company that, with the entry of the permanent injunction, the investigation into this matter as to the Company has been concluded.
ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     The Company's common stock was traded on the Nasdaq National Market ("Nasdaq") under the symbol "SSFT." On July 11, 1995, the Company's stock was delisted from Nasdaq as the result of the Company's failure to remedy its public filing. At March 31, 1998, the Company had approximately 450 stockholders of record. Following are high and low prices of sales of the Company's common stock for the periods indicated:

                      Quarter Ended          Sale Prices
                      -------------          -----------

                  High    Low
                 ------  -----
                   1998
 First Quarter     51/8   31/4
 First Quarter   $  .20  $.125
                   1997
 First Quarter     51/8   31/4
 First Quarter    .9375    .41
 Second Quarter     .70    .45
 Third Quarter      .82    .45
 Fourth Quarter     .80   .125
                   1996
 First Quarter     51/8   31/4
 First Quarter     3.75   2.38
 Second Quarter    2.88   1.63
 Third Quarter     1.88    .75
 Fourth Quarter     .94    .23



     The Company has not paid dividends on its common stock for several years and does not intend to pay dividends on its common stock in the foreseeable future. The payment of dividends on the Company's common stock is also prohibited under the Company's current revolving credit facility.
     The  Company  trades  its  common  stock  in the over-the-counter market.

ITEM  6.          SELECTED  CONSOLIDATED  FINANCIAL  DATA(1)


                                                  1997      1996
                                                --------  --------
(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
 Consulting and training                        $ 6,491   $12,863
 Licenses                                         2,503     2,817
 Maintenance                                      3,094     3,047
 Other                                              304       277
                                                --------  --------
   Total revenue                                 12,392    19,004
                                                --------  --------
Costs and expenses:
 Costs of consulting and training                 8,204     8,414
 Costs of licenses                                1,495     2,394
 Costs of maintenance                               861     1,242
 Costs of other revenue                             199       190
 Selling, general and administrative              3,886     6,604
 Recovery of accounts receivable                      -    (1,568)
 Provision for sale of Pipeline assets            2,200         -
 Research and development                           919       890
   Total costs and expenses                      17,764    18,166
                                                --------  --------
Income (loss) from operations                    (5,372)      838
Other (expense)                                     (54)   (1,308)
                                                --------  --------
Loss before income taxes                         (5,426)     (470)
Credit provision for income taxes                   (20)       60
                                                --------  --------
Loss from continuing operations                  (5,446)     (410)
Discontinued operations
 Loss from operations of Kinesix division(3)          -      (878)
 Loss on disposal of Kinesix division(3)              -      (478)
                                                --------  --------
   Net loss                                      (5,446)  $(1,766)
                                                ========  ========
Loss per share:
   Continuing operations                        $ (0.61)  $ (0.05)
   Discontinued operations                      $     -     (0.16)
                                                --------  --------
   Net loss                                     $ (0.61)  $ (0.21)
                                                ========  ========
OTHER FINANCIAL DATA:
Revenue
 E&P Consulting                                 $ 5,491   $ 9,766
 WorkBench (E&P Products)                         4,436     4,935
 P&F Division                                     2,465     4,303
                                                --------  --------
   Total Revenue                                $12,392   $19,004
                                                ========  ========
BALANCE SHEET DATA:
Working capital                                 $(3,044)  $ 2,270
Total assets                                     17,808    22,708
Long-term obligations, net of current portion     7,172     7,147
Redeemable convertible preferred stock            4,000     4,000
Stockholders' equity (deficit)                  $(2,483)  $ 3,037


(1) The above table sets forth a summary of selected consolidated financial data for the Company as of December 31, 1997 and 1996 and for the year then ended. The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company has responded to those comments and discussions with the Staff are continuing. Resolution of some of the comments may result in certain revisions of those Forms and of the financial statements therein, which would cause comparative information that would be presented in this report to require revision. Accordingly, the Company has not included any comparative financial information for the financial year of 1995 in this Form 10-K. When comments made by the SEC have been satisfactorily resolved, the
Company  will  amend  this  Form  10-K  to  include comparative data for prior periods. The financial data is derived from the audited Consolidated Financial Statements of the Company and Notes thereto. The data should be read in conjunction with such financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among others, the financial strength and competitive pricing environment of the oil and gas service industry, product demand, market acceptance, and new product development. Those and other risks are described in the Company's filings  with  the  Securities  and  Exchange  Commission.
(3) On October 9, 1996, the Company announced the execution of final contracts for the previously announced sale of the net assets and business of its graphical user interface segment, otherwise known as the Kinesix division, to a group including the former President of the Kinesix division. The sale of this segment of the Company's business was part of management strategy to narrow the focus of the Company's activities to its primary market of the oil and gas industry. The consideration to the Company in the transaction was $410,000 including cash of $376,000 which was received by the Company in October 1996, a note receivable for $32,000, and the purchaser's assumption of liabilities totaling $59,000. The measurement date for accounting for the disposal was August 26, 1996, the date on which management decided to sell the Kinesix division and the disposal date was September 3, 1996, the effective date of the transaction. The transaction resulted in a loss on disposal of $478,000, which included estimated losses to be incurred by the Kinesix division from the measurement date to the date of disposal of $66,000. From the measurement date to the balance sheet date of September 30, 1996, the Company incurred a net loss of $66,000 in operating the Kinesix division, which was charged to a reserve that was recorded in accounting for the loss on disposal. Loss from operation of the discontinued segment from January 1, 1996 to the measurement date was $878,000, including recognition of an expense of $674,000 related to an award against the Company by the American
Arbitration Association, which is discussed in Note 10 to the Consolidated Financial Statements.
(4) During 1997, the Company's management and Board of Directors designed and implemented a plan to improve the Company's financial performance through a merger, alliance or sale of the Company and to divest the Company of underperforming assets. As part of this plan, the Company announced on January 5, 1998 an intent to sell the Pipeline Simulation Division assets.
These assets as of December 31, 1997 were estimated to have a net carrying value of $3.9 million.
     On March 2, 1998, the Company announced the signing of a definitive binding agreement to sell the assets of the Pipeline Simulation business line to LIC. The transaction which is expected to close on or before May 1, 1998 will result in consideration to the Company of $1.5 million in cash and the assumption by LIC. of current obligations up to a maximum of $230,000. Based on fair market value estimates, the Company recorded a provision of $2.2 million to write down the carrying amounts of the Pipeline assets to estimated fair value less cost to sell. The Pipeline Simulation business line recorded sales of $2.5 million and $4.3 million and contributed a net loss of $1.3 million and $.4 million in 1997 and 1996, respectively, excluding the provision for the loss of sale of Pipeline assets recorded in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     The Company develops and markets sophisticated software for the development and production and pipeline and surface facilities areas of the worldwide oil and gas industry and for graphical user interface applications.
     The following discussion is management's assessment of the Company's historical financial performance and condition. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes thereto.
     The Company recognizes software license revenue on delivery provided that a legally-binding licensing agreement containing all material terms has been executed, there are no remaining significant obligations and that collection of the resulting receivable is probable. In a contract where the remaining obligations are insignificant such as installation, training and testing, the allocable revenue is deferred and recognized upon completion of performance. The Company does not recognize any software revenue until all significant vendor obligations are met. Software maintenance revenue is recognized on a straight-line basis over the term of the contract. Certain combined software and service contracts are accounted for using the percentage of completion method with contract revenue recognized based on: (a) value-added output measures of progress for the software portion of the contract after meeting certain specified contractual criteria, and having used the installed software in completing specifications for the engineering services on the project, which have been accepted by the client, and (b) input measures of work performed on an hours-to-hours basis for the services portion of the contract. Fixed-price contract revenue is recognized using the percentage of completion method, calculated on the ratio of labor hours incurred to total projected labor hours. Losses on contracts accounted for using the percentage of completion method are recognized at the time they are identified. See Note 2 of Notes to Consolidated Financial Statements.
7.2          FINANCIAL  POSITION
7.2.1          OVERALL  FINANCIAL  POSITION
     At December 31, 1997, the Company's working capital ratio was .67 to 1, based on current assets of $6.1 million and current liabilities of $9.1 million.
     In April and May 1996 the Company completed the following financing and restructuring of convertible debentures and bank revolving line of credit:
- In April 1996 Lindner Funds, then a 14% shareholder and currently a 20% shareholder of the Company, invested $5 million in the Company in exchange for a senior secured note at 7% payable in five years and non-detachable warrants to purchase 1.5 million shares of the Company's common stock at an exercise price of $3.00 per share for five years.
- In April 1996 Renaissance Capital Partners II, Ltd. converted $250,000 of principal of its convertible debentures for 282,218 shares of the Company's common stock and converted the balance of $1.5 million principal of its convertible debentures into a senior secured note at 7% payable in five years and non-detachable warrants to purchase 450,000 shares of the Company's common stock at an exercise price of $3.00 per share for five years. The terms of the secured note and non-detachable stock purchase right are substantially the same as for those issued to Lindner Funds.
- Effective April 1, 1996 the Company's primary bank and the Export-Import Bank of the United States restructured and renewed a bank line of credit to April 15, 1997. The Company's primary bank established a revolving line of credit pursuant to which the Company may utilize up to $1.5 million for (a) short-term borrowings for working capital purposes and (b) the issuance of letters of credit for bid guarantees, performance bonds and advance payment guarantees. Under the terms of the new bank credit agreement, in April 1996 the Company repaid the $2.9 million balance then owed pursuant to the previous line of credit, using proceeds from the Lindner and Renaissance Senior Secured Notes. In April 1997, the Company and Bank One agreed to extend the credit facility, subject to Export-Import Bank approval. Because of the Company's improved cash position and decreased need for credit, the total amount of the credit facility was decreased from $1.5 million to $900,000 and the term of the facility was extended to October 1997. The interest rate applicable to short-term borrowings under this extended credit arrangement will be equal to the bank's prime rate of interest.
     The Lindner and Renaissance transactions will be accounted for under Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt
                                               -------------------------------
and Debt Issued with Stock Purchase Warrants, by accounting for the notes (See
  -------------------------------------------
Section 7.2.2.1) and the non-detachable warrants as a single obligation with no separate value assigned to the warrants.
     The Company has completed the financing and restructuring of the convertible debentures and the bank revolving line of credit described above. The Company believes that it can generate positive cash flow from operations as a result of the cost reductions and other measures discussed in Management's Discussion and Analysis of Results of Operations and Financial Position. Financing available under the Company's revolving credit facility and internally generated funds may not provide the Company with sufficient liquidity and working capital to meet its anticipated short-term and long-term operating needs. Funding may have to be sought from alternative sources and/or costs may have to be reduced and/or other strategies implemented. There can be no assurances that the Company will generate sufficient positive cash flow from operations to meet its future operating needs or be successful in obtaining any required additional debt or equity financing.
7.2.2          BANK  CREDIT  AGREEMENTS
7.2.2.1          UNITED  STATES  CREDIT  AGREEMENTS
     Effective April 16, 1997, the Company and Bank One agreed to extend the revolving credit facility through October 15, 1997. The revolving credit facility was decreased from $1.5 million to $.9 million. The collateral for the line is the Company's accounts receivables from non-U.S. domiciled customers to the extent necessary to collateralize the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary are collateral for the Lindner Dividend Fund ("Lindner") and the Renaissance Capital Partners II, Ltd. ("Renaissance") senior secured notes.
     On October 30, 1997, the Company and Bank One agreed to change the terms of the April 16, 1997 agreement to:
1.          Extend  the  maturity  date  to  November  30,  1997,
2. Change the interest rate from the bank's prime rate of interest to the bank's prime rate of interest plus one (1) percentage point, and
3. Limit the principal amount of the line of the revolving credit facility to $650,000.
     On November 30, 1997, the Company and Bank One agreed to extend the maturity date to August 15, 1998 and to reduce the principal amount of the line of the revolving credit facility to $230,000 after March 15, 1998. The credit line of $230,000 would remain available only to secure certain standby letters of credit. The Company is currently in default with respect to such March 15, 1998 reductions.
     The credit facility is supported by a guarantee from Exim Bank which reduces down as the credit line reduces and expires in full on August 15, 1998. The Company pays Exim Bank a fee equal to 1.5% of the guarantee and is required to purchase credit insurance for foreign receivables at a cost of $.38 per hundred dollars of the amount of the insured receivables.
     As of December 31, 1997 the balances of the revolving credit facility, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:


                                                   (In thousands)
                                                   ---------------
Revolving credit facility limit                    $       650,000
                                                   ===============
Borrowing base (limited by insurance coverage and
 amount of qualified receivables
Amounts outstanding:
 Short-term cash borrowings                                382,000
 Letters of credit                                         257,000
                                                           639,000
                                                   ---------------
Credit available                                   $        11,000
                                                   ===============



     Under the terms of the then existing bank credit agreement, in April 1996 the Company repaid the $2.9 million balance owed pursuant to the previous line of credit, using proceeds from the Lindner and Renaissance Senior Secured Notes. In October 1996, the Company repaid the $750,000 balance owed pursuant to the new bank credit agreement at September 30, 1996.
     At December 31, 1997, the Company was in violation of the loan covenants on its notes payable to Bank One, Lindner, and Renaissance. Lindner and Renaissance have waived these violations as of December 31, 1997. A waiver is expected from Bank One, though it has not been received as of 4/14/98.
7.2.2.2          UNITED  KINGDOM  LINE  OF  CREDIT.
     The term of a bank line of credit of the Company's United Kingdom subsidiary ended in May 1996 and the outstanding balance of $300,000 was repaid along with accrued interest.
7.2.2.3          CANADIAN  LINE  OF  CREDIT
     The term of a bank line of credit of the Company's Canadian subsidiary ended in May 1996. There were no outstanding borrowings under this facility.
7.3          RESULTS  OF  OPERATIONS
7.3.1          REVENUE
     Following  is  a  table  of  revenue  for  1997  and 1996 (in thousands):


                            1997     1996
                           -------  -------
E&P Consulting             $ 5,491  $ 9,766
E&P Technology (Software)    4,436    4,935
Pipeline Simulation          2,465    4,303
                           -------  -------
Total Revenue              $12,392  $19,004
                           =======  =======



     Total  revenues decreased 35% to $12.4 million in 1997 from $19.0 million
     -------------------------------------------------------------------------
in  1996.   All divisions of the Company experienced a decline in revenues due
------------------------------------------------------------------------------
to lack of sales and a reduction of the number of billable personnel caused by
------------------------------------------------------------------------------
personnel  attrition in Consulting.  Revenues decreased 44% to $5.5 million in
------------------------------------------------------------------------------
1997  in  Exploration and Production (E&P) Consulting compared to $9.8 million
------------------------------------------------------------------------------
in  1996.    Revenues in 1996 included revenue of $2.3 million recognized upon
------------------------------------------------------------------------------
collection  of  a  foreign receivable for work performed in 1995 which had not
------------------------------------------------------------------------------
been  previously  recognized  as  revenue.  (See  Section  7.3.6)
-----------------------------------------------------------------
     Revenues  in  Pipeline  Simulation  were  $2.5  million  in  1997  which
     ------------------------------------------------------------------------
represented  a  43%  decrease  in reported 1996 revenues of $4.3 million.  The
     -------------------------------------------------------------------------
1997  revenues  for E&P Technology (software) decreased to $4.4 million or 10%
   ---------------------------------------------------------------------------
compared  to  1996  revenues  of  $4.9  million.
 -----------------------------------------------
     The Company's number of days sales outstanding (DSO) has reduced due to improved business processes.
7.3.2  FOREIGN  REVENUE
     Revenue derived from foreign sources during 1996 and 1997 is set forth below:


       Revenue From
          Foreign      Percentage of
          Sources      Total Revenue
      ---------------  --------------
      (In thousands)
1997  $         8,856             71%
1996           14,765             78%



     Management believes that foreign revenue will continue to be an important factor in the Company's business. See "Business Geographic and Business Line Data" for information regarding the particular geographic areas in which the Company generated foreign source revenue during these periods.
7.3.3          BACKLOG
     Backlog at December 31, 1997 was $4.2 million, of which 76% is expected to be earned by December 31, 1998. Approximately 19% of year-end backlog related to Pipeline projects which will be transferred with the sale of the assets of the Pipeline Simulation Division.
7.3.4          COSTS  OF  CONSULTING  AND  TRAINING  AND COSTS OF LICENSES AND
MAINTENANCE
     In the second quarter of 1996, management took steps to reduce overhead, non-billable staff personnel, and other costs, and to further emphasize direct accountability for profitability and cash performance at the operating level. These measures resulted in lower expenses in 1997. However, revenues in Consulting and Training declined.


                                  Costs as % of Revenue
                                  ----------------------
                                           1997           1996   Net Change
                                  ----------------------  -----  -----------
Costs of Consulting and Training                    126%    65%        (61%)
Costs of Licenses                                    60%    85%          25%
Costs of Maintenance                                 28%    41%          13%
Costs of Other Revenues                              65%    69%           4%


     Costs of consulting and training as a percent of revenue increased in 1997 over 1996 due to lower revenue in relation to division fixed costs. The 1996 costs include approximately $700,000 related to revenue recognized upon collection of the foreign receivable and payment for cancellation of a contract referred to in Section 7.3.1 above. Costs of licenses and maintenance were lower as a percentage of revenues in 1997 compared to 1996 due to more direct control of costs at the division level.
7.3.5          SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
     In the second quarter of 1996, management took steps to reduce overhead, personnel, and other costs. These measures resulted in lower costs in 1997.
     Selling, General and Administrative expense decreased $2.7 million or 41% to $3.9 million in 1997 from $6.6 million in 1996. In the fourth quarter of 1997, the Company took further action to reduce costs by reduction of staff in the E&P Technology and General Administrative areas. The Company accrued termination costs totaling $172K, all of which will be paid in 1998. The expenses for 1996 include provisions for expenses of $600K related to severance costs. The severance cost provisions in 1997 and 1996 were made in accordance with EITF 94-3. The Selling, General and Administrative expenses for 1997 include a provision of $200K related to payroll taxes for current and former foreign national employees.
7.3.6          RECOVERY  OF  ACCOUNTS  RECEIVABLE
     In 1996 the Company received payments totaling $3.9 million related to a foreign consulting project. The payments included $1.6 million related to an account receivable that had been reserved for at December 31, 1995 pursuant to the Company's recent practice of generally increasing the allowance for doubtful accounts by the amount of any accounts receivable that have aged more than six months. The receipt of the $1.6 million has been reported as a reduction of expenses in the statement of operations under the caption
"recovery  of  accounts receivable."  The remaining amount of $2.3 million was
reported  as  revenue  in  1996.    See  Section  7.3.1.
7.3.7          SOFTWARE  RESEARCH  AND  DEVELOPMENT
     The following table summarizes total costs of development and enhancement of the Company's software products for 1997 and 1996. The Company's software development and enhancement costs are accounted for in accordance with FASB Statement No. 86.


                                         1997    1996
                                        ------  ------
  (In thousands)
--------------------------------------
Software expenditures:
 Capitalized software costs             $2,483  $1,963
 Costs charged to research and
   development expense                     919     890
 Total software expenditures            $3,402  $2,853
                                        ======  ======

Software expenses charged to earnings
 Research and development expense       $  919  $  890
 Amortization of capitalized software    2,196   1,911
 Total software expenses recognized     $3,115  $2,801
                                        ======  ======



     The Company continues its commitment to the development and enhancement of its software products. Management has reduced the level of software development activities by comparison to expenditure levels in the years prior to 1996, and is focusing primarily on adaptation of the Company's software products to the personal computer market.
7.3.8          SETTLEMENT  OF  CLASS  ACTION
     Marshall Wolf, on his behalf and on behalf of all others similarly situated vs. E. A. Breitenbach, R. J. Hottovy, Jimmy L. Duckworth, and Scientific Software-Intercomp, Inc. On October 5, 1995, a claim was filed in the United States District Court of the District of Colorado alleging that the Defendants, who included the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff sought to have the Court determine that the lawsuit constituted a proper class action on behalf of all persons who purchased stock of the Company during the period from May 20, 1994 through July 10, 1995, with certain exclusions, and the Company did not contest whether the claim constituted a proper class action.
     The Defendants and the Plaintiff initially reached agreement for settlement of the claim involving the payment of $1.1 million in cash, to be provided by the Company's liability insurer in a court-supervised escrow account, and the Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value was $900K. Subsequently, the settlement agreement was modified to eliminate the warrants and to provide for an additional $525K in cash, to be paid by the Company. The Company concluded that the foregoing settlement was in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required for such defense. The Company recorded a $900K loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim in accordance with Question 1 of SAB Topic 5:Y. On May 23, 1997, the final approval of the fairness of the settlement was granted by the Court. The Company paid $525K in cash and reversed a net $315K of the loss contingency reserve of $900K after applying additional incurred legal costs.
7.3.9          INTEREST  INCOME  (EXPENSE)
     The following table summarizes the components of interest income (expense) for 1997 and 1996. The capitalized interest was included as a component of the capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.


                         1997    1996
                        ------  ------
  (In thousands)
----------------------
Interest income         $  76   $  34
Interest incurred        (687)   (522)
Interest capitalized      130     165
Net interest (expense)  $(481)  $(323)
                        ======  ======



7.3.10          FOREIGN  EXCHANGE  LOSSES
     The Company is subject to risks associated with its various transactions in foreign currencies, primarily the British Pound and the Canadian Dollar, but the Company currently does not believe they are material. The Company continually monitors its risks and uses forward rates in the setting of exchange rates in the costing and pricing for significant projects to minimize risk. During 1997, the Company reported a net foreign exchange gain of $13K. During 1996, the Company reported a net foreign exchange loss of $85K.
7.3.11          DISPOSAL  OF  KINESIX  DIVISION
     On October 9, 1996, the Company announced the execution of final contracts for the previously announced sale of the net assets and business of its graphical user interface segment, otherwise known as the Kinesix Division, to a group including the former President of the Kinesix Division. The sale of this segment of the Company's business was part of management strategy to narrow the focus of the Company's activities to its primary market of the oil and gas industry. The consideration to the Company in the transaction was $410K, including cash of $376K which was received by the Company in October 1996, a note receivable for $32K, and the purchaser's assumption of liabilities totaling $59K. The measurement date for accounting for the disposal was August 26, 1996, the date on which management decided to sell the Kinesix Division and the disposal date was September 3, 1996, the effective date of the transaction. The transaction resulted in a loss on disposal of $478K, which included estimated losses to be incurred by the Kinesix Division from the measurement date to the date of disposal of $66K. From the measurement date to the balance sheet date of September 30, 1996, the Company incurred a net loss of $66K in operating the Kinesix Division, which was charged to a reserve that was recorded in accounting for the loss on disposal. Loss from operation of the discontinued segment from January 1, 1996 to the measurement date was $878K, including recognition of an expense of $674K related  to  the  Consolidated  Financial  Statements  to an award against the
Company  by  the  American  Arbitration  Association.
7.3.12 SALE OF THE ASSETS OF THE PIPELINE BUSINESS LINE During 1997, the Company's management and Board of Directors designed and implemented a plan to improve the Company's financial performance through a merger, alliance or sale of the Company and to divest the Company of underperforming assets. As part of this plan, the Company announced on January 5, 1998 an intent to sell the Pipeline Simulation Division assets.
These assets as of December 31, 1997 were estimated to have a net carrying value of $3.9 million.
     On March 2, 1998, the Company announced the signing of a definitive binding agreement to sell the assets of the Pipeline Simulation business line to LIC. The transaction which is expected to close on or before May 1, 1998 will result in consideration to the Company of $1.5 million in cash and the assumption by LIC. of current obligations up to a maximum of $230,000. Based on fair market value estimates, the Company recorded a provision of $2.2 million to write down the carrying amounts of the Pipeline assets to estimated fair value less cost to sell. The Pipeline Simulation business line recorded sales of $2.5 million and $4.3 million and contributed a net loss of $1.3 million and $.4 million in 1997 and 1996, respectively, excluding the provision for the loss of sale of Pipeline assets recorded in 1997.
7.4          STATEMENT  OF  CASH  FLOWS
7.4.1          CASH  FLOWS  FROM  OPERATING  ACTIVITIES
     In 1997, net cash of $1.1 million was provided by operating activities. Net accounts receivable balances as a percentage of revenues declined from 30% in 1996 to 22% in 1997. In 1996, net cash of $1.8 million was provided by operating activities. The most significant reason was the receipt of $3.9 million related to a foreign consulting contract. See Section 7.3.6.
7.4.2          CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Net cash of $2.6 million and $2.3 million was utilized in investing activities in 1997 and 1996 respectively. The Company incurred total software development and enhancement costs of $3.4 million and $2.9 million, of which $2.5 million and $2.0 million was capitalized and $.9 million and $.9 million was charged to expense as research and development costs, in the years 1997 and 1996 respectively.
7.4.3          CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     In 1997, net cash of $.4 million was provided by financing activities which consisted primarily of cash of $.4 million received from the Company's borrowing against the Bank One revolving credit facility.
     In 1996, net cash of $1.9 million was provided by financing activities which consisted primarily of cash of $5.0 million received from the Lindner Funds financing in April 1996, offset in part by the use of part of such funds for full repayment of bank line of credit borrowings outstanding of $3.1 million, followed by additional borrowing of $750,000 under the new bank line of credit. The $750,000 was repaid in October 1996. The Company also used $1.9 million of the funds received in the Lindner Funds financing to reduce accounts payable.
7.4.4          INFLATION
     The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.
7.5          FORWARD-LOOKING  INFORMATION
     From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.
     Investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, profitability, liquidity, and generation of capital resources. These include: (i) technological and market conditions in the oil and gas industry and software industry, (ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source, (iii) increased governmental regulation, (iv) unexpected increases in competition, (v) possible inability to retain key employees, (vi) unfavorable outcomes to litigation to which the Company may become a party.
     The risks identified here are not all inclusive. Furthermore, reference is also made to other sections of this report that include additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for Management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT  AUDITORS'  REPORT
CONSOLIDATED  BALANCE  SHEETS  AT  DECEMBER  31,  1997  AND  1996
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  FOR
THE  YEARS  ENDED  DECEMBER  31,  1997  AND  1996
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
FOR  THE  YEARS  ENDED  DECEMBER  31,  1997  AND  1996
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR
THE  YEARS  ENDED  DECEMBER  31,  1997  AND  1996
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  FINANCIAL  STATEMENT  SCHEDULE

  All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

Note:
     The Company has received an extensive comments letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31,
1996 and June 30, 1996 and the financial statements included therein. The Company has responded to those comments and discussions with the Staff are continuing. Resolution of some of the comments may result in certain revisions of those Forms and of the financial statements therein, which would cause comparative information that would be presented in this report to require revision. Accordingly, the Company has not included any comparative financial information for the financial year of 1995 in this Form 10-K. When comments made by the SEC have been satisfactorily resolved, the Company will amend this Form 10-K to include comparative data for prior periods.

                         INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and  Stockholders
Scientific  Software-Intercomp,  Inc.
Denver,  Colorado
We have audited the accompanying consolidated balance sheets of Scientific Software-Intercomp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the year ended December 31, 1997 and 1996 listed in the Index at Item 8. These financial statements and
schedule  are  the  responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Software-Intercomp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that Scientific Software-Intercomp, Inc. (the Company) will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.


     Ehrhardt  Keefe  Steiner  &  Hottman  PC
April  7,  1998
Denver,  Colorado


                   SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            December 31,    December 31,
                                                                1997            1996
                                                           --------------  --------------
ASSETS
Current Assets
 Cash and cash equivalents                                 $         705   $       1,870
 Accounts receivable, net of allowance for doubtful
   accounts of $881 and $690                                       2,721           5,609
 Work in progress (unbilled revenue)                               2,147           2,785
 Other current assets                                                502             530
   Total current assets                                            6,075          10,794

Software, net of accumulated amortization and write-down
 of $45,033 and $42,837                                            9,891           9,604

Property and Equipment, net of accumulated
 depreciation and amortization of $5,519 and $5,218                  488             823

Other Assets                                                       1,354           1,487
                                                           --------------  --------------
                                                           $      17,808   $      22,708
                                                           ==============  ==============
LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable to bank                                      $         382   $           -
 Accounts payable                                                  1,072           1,389
 Accrued salaries and fringe benefits                                729           1,070
 Accrued lease obligations                                             5             260
 Deferred maintenance and other revenue                            2,601           2,421
 Accrued royalties                                                   698             731
 Accrual for costs to complete a contract                             72             200
 Accrued taxes                                                       153             282
 Accrued litigation liabilities                                        -           1,574
 Provision for sale of Pipeline assets                             2,200               -
 Other current liabilities                                         1,207             597
                                                           --------------  --------------
   Total current liabilities                                       9,119           8,524

Accrued Lease Obligations                                             61              79

Long-Term Obligations                                                611             568

Senior Secured Notes Payable                                       6,500           6,500

Redeemable Preferred Stock
 Series A Redeemable Convertible Preferred Stock,
   $5 par value; 1,200,000 shares authorized,
   800,000 shares issued and outstanding                           4,000           4,000

Commitments and Contingencies

Stockholders' Equity
 Common stock, no par value; $.10 stated value;
   25,000,000 authorized, 8,878,000 and 8,840,000 shares
   issued and outstanding                                            888             884
 Paid-in capital                                                  49,489          49,474
 Accumulated deficit                                             (52,182)        (46,736)
 Cumulative foreign currency translation adjustment                 (678)           (585)
                                                           --------------  --------------

   Total stockholders' equity (deficit)                           (2,483)          3,037
                                                           --------------  --------------
                                                           $      17,808   $      22,708
                                                           ==============  ==============

  The accompanying notes are an integral part of the consolidated financial statements.


             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                          For the Year Ended December 31,

                                                   1997       1996
                                                 ---------  ---------
Revenue
 Consulting and training                         $  6,491   $ 12,863
 Licenses                                           2,503      2,817
 Maintenance                                        3,094      3,047
 Other                                                304        277
                                                 ---------  ---------
                                                   12,392     19,004
                                                 ---------  ---------

Costs and Expenses
 Costs of consulting and training                   8,204      8,414
 Costs of licenses                                  1,495      2,394
 Costs of maintenance                                 861      1,242
 Costs of other revenue                               199        190
 Selling, general, and administrative               3,886      6,604
 Recovery of accounts receivable                        -     (1,568)
 Provision for sale of Pipeline assets (Note 9)     2,200          -
 Software research and development                    919        890
   Total costs and expenses                        17,764     18,166
                                                 ---------  ---------

Income (Loss) from Operations                      (5,372)       838

Other Income (Expense)
 Loss contingency (expense) reversal (Note 11)        414       (900)
 Interest income                                       76         34
 Interest expense                                    (557)      (357)
 Foreign exchange gains (losses)                       13        (85)
                                                 ---------  ---------

Loss Before Income Taxes                           (5,426)      (470)

Income Taxes (Provision) Credit                       (20)        60
                                                 ---------  ---------

Loss from continuing operations                    (5,446)      (410)

Discontinued operations - (Note 10):
 Loss from operation of Kinesix division                -       (878)
 Loss on sale of Kinesix division                       -       (478)
Net loss                                         $ (5,446)  $ (1,766)
                                                 =========  =========

Weighted Average Number of Common
 Shares Outstanding                                 8,859      8,556
                                                 =========  =========

Loss Per Share:
 Continuing operations                           $  (0.61)  $  (0.05)
 Discontinued operations                                -      (0.16)
                                                 ---------  ---------
 Net loss                                        $  (0.61)  $  (0.21)
                                                 =========  =========


    The accompanying notes are an integral part of the consolidated financial statements.


                                 SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (IN THOUSANDS)

                                                                            Cumulative
       Common Stock          Paid-in     Accumulated          Translation          Treasury Stock     Stockholders'
       ------------                                                                --------------

                                     Shares    Amount   Capital    Deficit    Adjustment    Shares   Amount   Equity
                                     -------  --------  --------  ---------  ------------  --------  -------  -------


Balance, January 1, 1996              8,256   $   825   $ 48,850  $(44,970)  $      (595)      ---   $   ---  $ 4,110

Stock sold for cash                       3         5          5
Conversion of convertible
 debentures into common stock           282        29        210       239
Compensation, services and vendors      299        30        409       439
Foreign currency translation
 adjustment                              10        10
Net (loss)                           (1,766)   (1,766)
                                     -------  --------
Balance, December 31, 1996            8,840       884     49,474   (46,736)         (585)      ---       ---    3,037

Compensation, services and vendors       38         4         15        19
Foreign currency translation
 adjustment                             (93)      (93)
Net (loss)                           (5,446)   (5,446)
                                     -------  --------
Balance, December 31, 1997            8,878   $   888   $ 49,489  $(52,182)  $      (678)  $(2,483)


                The accompanying notes are an integral part of the consolidated financial statements.


             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                          For the Year Ended December 31,

                                                        1997      1996
                                                      --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                             $(5,446)  $(1,766)
 Adjustments:
   Depreciation and amortization                        2,670     2,653
   Provision for losses on accounts receivable           (163)   (1,057)
   Stock issued for compensation                            -        30
   Loss contingency provision (reversal)                 (414)      900
   Provision for sale of Pipeline assets (Note 9)       2,200         -
 Changes in operating assets and liabilities:
     Decrease in accounts receivable
       and work in progress                             3,689     1,747
     Decrease in other assets                             161       245
     Decrease in accounts payable and
       accrued expenses                                (1,442)     (479)
     Decrease in accrued lease obligations               (273)     (369)
     Increase (decrease)in deferred revenue               186       (51)
                                                      --------  --------
   Net cash provided by continuing operations           1,168     1,853
   Net cash used in discontinued operations                 -       (28)
   Net cash provided by operating activities            1,168     1,825
                                                      --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capitalized software costs                            (2,483)   (1,963)
 Purchases of equipment                                  (139)     (288)
   Net cash utilized in investing activities           (2,622)   (2,251)
                                                      --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of stock                                -         5
 Net borrowing activity on line of credit                 382    (2,870)
 Repayments of bank borrowings                              -      (262)
 Proceeds from Senior Secured Notes                         -     5,000
   Net cash provided by financing activities              382     1,873
                                                      --------  --------

Effect of exchange rates on cash                          (93)       10
                                                      --------  --------
Net increase (decrease)in cash and equivalents         (1,165)    1,457
Cash and cash equivalents at beginning of year          1,870       413
                                                      --------  --------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $   705   $ 1,870
                                                      ========  ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
 Interest, net of amounts capitalized                 $   481   $   388
 Foreign taxes                                            106        79
NON-CASH INVESTING AND FINANCING ACTIVITIES
 Exchange of convertible debenture for common stock         -       250
 Conversion of accrued liabilities to equity               19       400



   The accompanying notes are an integral part of the financial statements.
             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1  -  BASIS  FOR  PREPARATION  OF  FINANCIAL  STATEMENTS
BASIS  OF  PRESENTATION
     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered a significant loss from continuing and discontinued operations of $5,446 million in 1997 resulting in an accumulated deficit of $52,182 million at December 31, 1997.
     On  April  1,  1998,  the  Company  announced  that it had entered into a binding agreement with Baker Hughes Incorporated ("Baker") to acquire all of the outstanding shares of Scientific Software-Intercomp, Inc. ("Company") which would result in Baker acquiring the Company's ongoing Exploration and Production (E&P) Consulting and Technology (reservoir software) businesses, subject to certain conditions. The sale does not include the Company's Pipeline Simulation Division assets which are being purchased separately by LIC The Company had previously entered into a non-binding Outline of Terms agreement for the acquisition of the Company by Well Service Technology A/S ("WST"). The Outline of Terms agreement between the Company and WST lapsed on March 6, 1998 without the parties coming to a definitive agreement.
     The agreement with Baker provides that the shareholders of the Company's common stock would receive a maximum of $.50 and a minimum of $.30 net per share in consideration for the acquisition, with the maximum and minimum amounts per share depending on the amount payable to Halliburton Company ("Halliburton"), the preferred shareholder of the Company. The amount payable to Halliburton would be in exchange for the preferred stock of the Company.
     The acquisition is subject to customary conditions as well as the approval of the Company's common shareholders.
     The Company's senior secured lenders, the Lindner Funds ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") have agreed to accept discounted terms of $1.4 million and $1.3 million respectively in satisfaction of the outstanding $6.5 million principal plus accrued interest and other obligations owed by the Company to the lenders. Halliburton has agreed to accept $2.5 million in cash in exchange for its $4.0 million preferred stock holding in the Company.
     As a result of the agreement with Halliburton, the Company expects the consideration payable to the Company's common shareholders to be approximately $.49 per share, subject to possible downward adjustment based on the results of Baker's continued due diligence.
     The agreement with Baker, while binding, will be further detailed in a subsequent customary definitive agreement between Baker and the Company, containing the terms set forth in the agreement announced on April 1, 1998.
     Closing of the acquisition is expected in the third quarter of 1998. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities except for the provision for the sale of the Pipeline Simulation business line that might be necessary should the Company be unable to continue in existence.
             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  2  -  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
BUSINESS
     Scientific Software-Intercomp, Inc. ("the Company") develops and markets sophisticated software for the development and production and pipeline and surface facilities areas of the worldwide oil and gas industry. The Company also provides consulting and technical support services in each of these areas.
PRINCIPLES  OF  CONSOLIDATION
     The consolidated financial statements include the accounts of Scientific Software-Intercomp, Inc. ("the Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated through consolidation.
REVENUE
     The Company recognized software license revenue pursuant to SOP 91-1 on delivery provided that a legally-binding licensing agreement containing all material terms has been executed, there are no remaining significant obligations and that collection of the resulting receivable is probable. In a contract where the remaining obligations are insignificant such as installation, training and testing, the allocable revenue is deferred and recognized upon completion of performance. The Company does not recognize any software revenue until all significant vendor obligations are met. Software maintenance revenue is recognized on a straight-line basis over the term of the contract.
     The  Company  adopted  SOP  97-2  which  was effective December 17, 1997.
Pursuant  to  SOP  97-2,  the  Company  enters  into contracts separate of the software license agreements for all training and services related to the software sale.
     Beginning in 1991 the Company entered into certain combined software and service contracts pursuant to which the Company provides off-the-shelf software, combined with pipeline engineering services, relating to leak detection and operations analysis of pipeline networks. The engineering services provided pursuant to these contracts include analysis of the characteristics of the client's specific pipeline network and entering these characteristics into the Company's software. The Company also markets the off-the-shelf software for use by clients, as is, without the services included in these contracts. The Company measures progress-to-completion for combined software and services contracts on a value added output basis for the off-the-shelf software portion of the contracts when: (1) a license for the off-the-shelf software has been executed that is enforceable for the customary price of the Company's off-the-shelf software, (2) the off-the-shelf software has been installed on the project computer, and (3) the installed off-the-shelf software has been used for completing and providing to the client specifications for the engineering services on the project, which have been accepted by the client. The Company measures progress-to-completion for the engineering services portion of the contracts based on labor hours incurred. This accounting policy for contract revenue does not apply if programming changes must be made to the software. Contract costs are recognized based on the percentage of completion applied to total estimated project costs, resulting in a constant gross margin percentage over the term of the contract.
             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Revenue earned in performance of time and material contracts is recognized at contractual rates as labor hours and associated costs are incurred. Fixed-price contract revenue is recognized using the percentage of completion method, calculated based on the ratio of labor hours incurred to total projected labor hours. Revenue accrued under time and material contracts is classified as work in progress on the Consolidated Balance Sheet if contractual milestones for billing have not been reached. Such amounts are later billed in accordance with applicable contract terms. The work in progress amounts at December 31, 1997 are expected to be billed and collected by December 31, 1998 except for those contracts in progress that will be assumed under the pending Pipeline asset sale agreement. Anticipated losses on contracts accounted for using the percentage of completion method are recognized at the time they are identified. Costs incurred for specific anticipated contracts are deferred when recoverability of the costs from the anticipated contract is determined to be probable.
     The Company's work-in-progress balance represents revenue earned and recognized for which billing milestones have not yet been reached. The revenue on these contracts is recognized using the percentage of completion method, and related qualifying software development costs are capitalized if the Company retains ownership and the right to market the developed software. In accordance with Statement of Financial Accounting Standard (SFAS) 68, the funded software development revenues do not recognize revenue for funded development software projects where the Company had a contractual obligation to refund all and/or part of the funding. For such contracts the Company records receipt of funds by recognizing an obligation to repay. CAPITALIZED SOFTWARE COSTS
     Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes costs of purchased software and qualifying internal costs of developing and enhancing its software products after the determination of technological feasibility, in accordance with paragraph 4 of
SFAS  86.    Development  costs  incurred  prior  to  the  determination  of technological feasibility are expensed as research and development expense as incurred. At each end of year balance sheet date, the Company records a writedown for any software products equal to the excess, if any, of unamortized cost over net realizable value. Net realizable value is the estimated future gross revenue for a product reduced by the estimated future costs of completion and disposal, including the costs of performing maintenance and customer support.
     Amortization of capitalized software costs is determined each year based on the greater of: (1) the amount computed using the ratio of current year gross revenues to the sum of current and anticipated future gross revenue for that product or (2) straight-line amortization over 5 years.

Following is a summary of capitalization and amortization for the Company's software products.


                                                   Basic
                                                Technology
                                                 Products      WorkBench    Total
                                              ---------------  ----------  -------
                                              (In thousands)
Capitalized Software Costs:
 Balance, January 1, 1996                     $        29,968  $   20,510  $50,478
   1996 additions                                       1,661         302    1,963
                                              ---------------  ----------  -------
 Balance, December 31, 1996                            31,629      20,812   52,441
   1997 additions                                       1,224       1,259    2,483
 Balance, December 31, 1997                   $        32,853  $   22,071  $54,924
                                              ===============  ==========  =======

Accumulated Amortization:
 Balance, January 1, 1996                     $        27,133  $   13,793  $40,926
   1996 amortization expense                              620       1,291    1,911
                                              ---------------  ----------  -------
 Balance, December 31, 1996                            27,753      15,084   42,837
   1997 amortization expense                              789       1,407    2,196
 Balance, December 31, 1997                   $        28,542  $   16,491  $45,033
                                              ===============  ==========  =======

Software, net of accumulated amortization of
 Balance, December 31, 1996                   $         3,876  $    5,728  $ 9,604
Software, net of accumulated amortization of
 Balance, December 31, 1997                   $         4,311  $    5,580  $ 9,891



     The net carrying value of the software costs and all future capitalized software costs are being amortized over a five-year period, commencing January 1, 1997. Previously, Basic Technology products were amortized using a 13-year life and Other Products were amortized using a 7-year life.
     The Company's working capital and cash requirements will continue to be influenced by the level of software research and development costs. During the years ended December 31, 1997 and 1996, the level of software research and development costs was $3.4 million and $2.8 million, respectively. To reduce internal capital requirements for software development projects, the Company pursues opportunities to fund software research and development costs through development projects with oil and gas industry partners, government agencies and others. In this type of funded development project, participating companies or other entities provide all or a portion of the funds required to develop or enhance a software product in exchange for access to the resulting software at discounted or nominal prices with the Company retaining ownership and licensing rights to the product. In accordance with generally accepted accounting principles, the Company generally records as consulting revenue amounts received from these third parties and capitalizes the qualifying portion of related costs incurred as software development costs in accordance with FASB Statement 86.
     The Company capitalized interest costs of $.1 million and $.165 million during the years ended December 31, 1997 and 1996, as part of the cost of software development projects in progress.
PROPERTY  AND  EQUIPMENT
     Property and equipment are stated at cost, and depreciation and amortization are provided on a straight-line basis over the estimated useful lives of these assets. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are retired from the accounts and the resulting gain or loss is included in profit or loss in the period realized. Total depreciation expense was $474,000 and $742,000, for the years ended December 31, 1997 and 1996, respectively.
     The  Company assigns the following useful lives to Property and Equipment
:
     Computer  Software  and  Equipment:          3  to  5  years
     Leasehold  Improvements:     The lesser of 7 to 10 years or the remaining
          term  of  the  lease.
     Office  Furniture  and  Equipment:          3  to  10  years
     Following  are  the  components  of  property  and  equipment:


                                        December 31,   December 31,
                                            1997           1996
                                        -------------  -------------
  (In thousands)
--------------------------------------
Properties and leasehold improvements   $         442  $         450
Office furniture and equipment                    789            828
Computer equipment                              4,776          4,763
                                        -------------  -------------
                                                6,007          6,041
Less accumulated depreciation and
amortization                                    5,519          5,218
                                        $         488  $         823
                                        =============  =============



FOREIGN  CURRENCY  TRANSLATION
     Gains and losses from the effects of exchange rate fluctuations on transactions denominated in foreign currencies are included in results of operations. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, and their revenue and expenses are translated at average exchange rates for the period. Deferred taxes have not been allocated to the cumulative foreign currency translation adjustment included in stockholders' equity because there is no intent to repatriate earnings of the foreign subsidiaries.
INCOME  TAXES
     The Company accounts for income taxes whereby deferred tax liabilities or assets are provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years. The types of differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to
significant  portions  of  the  temporary  differences  include:    software
development expenditures capitalized for books and deducted currently for taxes and related amortization, depreciation of property and equipment, amortization of rental obligations, losses accrued for book purposes, the recognition of software license revenues, and goodwill determined for tax purposes that is not deductible. Investment tax credits are recognized using the flow-through method.
     Foreign subsidiaries are taxed according to applicable laws of the countries in which they do business. The Company has not provided U.S. income taxes that would be payable on remittance of the cumulative undistributed earnings of foreign subsidiaries because such earnings are intended to be reinvested for an indefinite period of time. At December 31, 1997 and 1996 the undistributed earnings of the foreign subsidiaries were not significant. INCOME PER SHARE
     Primary income per common and common equivalent share is computed based on the weighted average number of common and dilutive common equivalent shares consisting of stock options and redeemable preferred stock outstanding during each period. For 1997 and 1996 no common stock equivalents are included in the loss per share calculation as they would be antidilutive. Fully diluted income per share assumes the effects of conversion of all potentially dilutive securities, including the convertible debentures (see Note 5 of Notes to Consolidated Financial Statements). Fully diluted loss per share is not presented for 1997 and 1996 because the effects of assumed conversion would be antidilutive.
CASH  EQUIVALENTS
     For purposes of the consolidated financial statements, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. On occasion the
Company will have balances in excess of the federally insured amount. LOAN ORIGINATION FEES AND COSTS
     Fees and direct costs incurred for the origination of loans are deferred and the interest expense is amortized over the contractual lives of the loans. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS
     Carrying amounts of financial instruments including cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value as of December 31, 1997 and 1996 due to their relative short maturity.
     Carrying amounts of debt issued approximates fair value as interest rates on these instruments approximates market interest rates at December 31, 1997 and 1996.
USE  OF  ESTIMATES
     The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Use of estimates is significant with regard to capitalized software costs and the related amortization. Actual results could differ from those estimates.
RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
     Also,  in  June  1997,  the FASB issued Statement of Financial Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available, that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources  and  in  assessing  performance.
     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.
             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - BANKING ARRANGEMENTS, LONG-TERM OBLIGATIONS AND NOTE PAYABLE UNITED STATES CREDIT AGREEMENTS
     Effective April 16, 1997, the Company and Bank One agreed to extend the revolving credit facility through October 15, 1997. The revolving credit facility was decreased from $1.5 million to $.9 million. The collateral for the line is the Company's accounts receivables from non-U.S. domiciled customers to the extent necessary to collateralize the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary are collateral for the Lindner Dividend Fund ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") senior secured notes.
     On October 30, 1997, the Company and Bank One agreed to change the terms of the April 16, 1997 agreement to:
1.          Extend  the  maturity  date  to  November  30,  1997,
2. Change the interest rate from the bank's prime rate of interest to the bank's prime rate of interest plus one (1) percentage point, and
3. Limit the principal amount of the line of the revolving credit facility to $650,000.
     On November 30, 1997, the Company and Bank One agreed to extend the maturity date to August 15, 1998 and to reduce the principal amount of the line of the revolving credit facility to $230,000 after March 15, 1998. The credit line of $230,000 would remain available only to secure certain standby letters of credit. The Company is in default with respect to March 15, 1998 reduction commitment.
     The credit facility is supported by a guarantee from EximBank which reduces down as the credit line reduces and expires in full on August 15, 1998. The Company pays EximBank a fee equal to 1.5% of the guarantee and is required to purchase credit insurance of foreign receivables at a cost of $.38 per hundred dollars of the amount of the insured receivables.
     As of December 31, 1997, the borrowing base, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:


                                                   (In thousands)
                                                   ---------------
Revolving credit facility limit                    $       650,000
                                                   ===============
Borrowing base (limited by insurance coverage and
 amount of qualified receivables
Amounts outstanding:
 Short-term cash borrowings                                382,000
 Letters of credit                                         257,000
                                                           639,000
                                                   ---------------
Credit available                                   $        11,000
                                                   ===============



     Under the terms of the then existing bank credit agreement, in April 1996 the Company repaid the $2.9 million balance then owed pursuant to the previous line of credit, using proceeds from the Lindner and Renaissance Senior Secured Notes. In October 1996, the Company repaid the $750,000 balance owed pursuant to the new bank credit agreement at September 30, 1996.SCIENTIFIC
                   SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  3  -  BANKING  ARRANGEMENTS,  LONG-TERM  OBLIGATIONS  AND  NOTE  PAYABLE
(CONTINUED)
     Interest rates applicable to short-term cash borrowings under the credit facility are equal to the bank's prime rate of interest plus one (1) percentage point on any borrowings. At December 31, 1997 interest rates applicable to short-term cash borrowings were 9.5%. The agreement requires that the Company meets certain requirements regarding operating results and financial condition and prohibits the Company from paying dividends without the bank's prior written consent.
     At December 31, 1997, the Company was in violation of the loan covenants on its Notes payables to Bank One, Lindner, and Renaissance. Lindner and Renaissance have waived these violations as of December 31, 1997. A waiver is expected from Bank One, though it has not been received as of April 14, 1998. UNITED KINGDOM LINE OF CREDIT
     The  term  of  a  bank  line  of  credit  of the Company's United Kingdom subsidiary ended in May 1996 and the outstanding balance of $300,000 was repaid along with accrued interest.
CANADIAN  LINE  OF  CREDIT
     The term of a bank line of credit of the Company's Canadian subsidiary ended in May 1996. There were no outstanding borrowings under this facility. RENAISSANCE CONVERTIBLE DEBENTURES
     On September 30, 1992 the Company sold a $2.5 million 7-year convertible debenture to Renaissance Capital Partners II, Ltd. ("Renaissance"). Proceeds from the sale of the convertible debenture were used to reduce accounts payable. The debenture bears interest at 11% per annum and is convertible into common stock of the Company at a conversion price of $2.50 per share. The conversion price is adjustable if the Company issues significant additional amounts of common stock for consideration less than the conversion price of $2.50 per share. Interest is payable monthly with principal payments of $25,000 commencing October 1, 1995.
     On September 15, 1993 the Company sold a $1.0 million 7-year convertible debenture to Renaissance. Proceeds from the sale of the debenture were used by the Company for general working capital purposes. The debenture bears interest at 11% per annum, payable monthly, and is convertible into common stock of the Company at a conversion price of $3.25 per share. The conversion price is adjustable if the Company issues significant additional amounts of common stock for consideration less than the conversion price of $3.25 per share. The principal of the debenture is payable in 48 equal monthly installments of $10,000 over a four-year period commencing October 1, 1996 and ending September 1, 2000 and $520,000 on October 1, 2000.
     The  financing  agreement with Renaissance with respect to the debentures requires that the Company satisfy certain financial covenants regarding operating results and financial condition. The Company is not in compliance with the loan covenants at December 31, 1997. Renaissance is also entitled to appoint an individual to participate in an advisory capacity to the Company's Board of Directors as long as $850,000 in principal amount of the debentures is outstanding. Commencing on October 1, 1996, the Company has the right at any time upon 90 days prior notice to call both debentures for redemption. A call premium applies to such redemption equal to 15% of the amount redeemed during the fourth year of the debentures, 10% during the fifth year and 8% thereafter. During the initial three years of the debentures, the debentures may be called for redemption at a premium of 20% only if the common stock of the Company has been trading for at least $7.50 per share for 14 trading days prior to the redemption notice and if the Company has earned at least $.40 per share, in the aggregate, for the last four consecutive quarters preceding the notice.
     Simultaneously with completion of the Company's 1994 public offering of common stock, the Company agreed to change the conversion price of the $2.5 million and $1.0 million convertible debentures to $2.67, the average conversion price of both debentures. Renaissance then converted $1.75 million in principal amount of the $2.5 million convertible debentures into 653,846 shares of common stock, which Renaissance sold in the public offering. The outstanding balance of $1.75 million consists of a balance of $750,000 on the original $2.5 million debenture and the $1 million debenture all of which is convertible at $2.67 per share. The Company reduced paid-in capital by $119,000 for unamortized debt issuance costs related to the converted debentures.
     In February 1996, the Company and Renaissance agreed to change the conversion feature of the debentures so that the two debentures which aggregate $1,750,000 in principal will be convertible at $2.39 into 732,218 shares of the Company's no par common stock and made other minor changes in the debentures.
     In April 1996 Renaissance converted $250,000 of principal of its convertible debentures for 282,218 shares of the Company's common stock and converted the balance of $1.5 million principal of its convertible debentures into a senior secured note at 7% payable in five years and non-detachable warrants to acquire 450,000 shares of the Company's common stock at an exercise price of $3.00 per share for five years. The terms of the secured note and non-detachable stock purchase right are substantially the same as for those issued to Lindner Funds.
     Also  see  Note  12  to  the  Consolidated  Financial  Statements.
LINDNER  FINANCING
     In April 1996 Lindner Funds, then a 14% shareholder in the Company and, at December 31, 1997, a 20% shareholder, invested $5 million in the Company in exchange for a senior secured note at 7% payable in five years and non-detachable warrants to purchase 282,218 million shares of the Company's common stock at an exercise price of $3.00 per share for five years.
     Also see Note 12 to the Consolidated Financial Statements. LONG-TERM OBLIGATIONS
     The  components  of  long-term  obligations  are  as  follows:

                           December 31,          December 31,
                                   1997          1996
                                   ----          ----
                                     (In thousands)


Deferred lease costs   $ 66  $339
Deferred compensation   640   632
                       ----  ----
                        706   971
Less current portion     34   324
                       $672  $647
                       ====  ====



NOTE  4  -  INCOME  TAXES

                                     Year Ended
                         December 31,          December 31,
                                 1997          1996
                                 ----          ----
                                   (In thousands)


Current:
 U.S. Federal  $20  $12
 Foreign         -   46
 State           -    2
               $20  $60
               ===  ===

     The  components  of  the  provisions  for  income  taxes are as follows:

     Following is a summary of United States and foreign pretax accounting income (loss):

                         December 31,          December 31,
                                 1997          1996
                                 ----          ----
                                   (In thousands)


United States                                          $(4,176)  $(473)
Foreign                                                 (1,270)      3
                                                       --------  ------
                                                       $(5,426)  $(470)
                                                       ========  ======

SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - INCOME TAXES (CONTINUED)


     Following is a reconciliation of expected income tax provisions computed at the applicable US Federal statutory rate to the provisions for income taxes included in the statements of operations:

                                     Year Ended
                         December 31,          December 31,
                                 1997          1996
                                 ----          ----
                                   (In thousands)


Taxes at U.S. Federal statutory rate         $  -   $(160)
Federal alternative minimum tax                 -      12
State income taxes                            (20)      2
Foreign withholding and other foreign taxes     -      46
U.S. net operating loss carry forward and
 valuation allowances                           -     245
Other, net                                      -     (85)
                                             -----  ------
                                             $(20)  $  60
                                             =====  ======



     The components of deferred taxes in the balance sheets, which were fully eliminated by a valuation allowance, were as follows:

                         December 31,          December 31,
                                 1997          1996
                                 ----          ----
                                   (In thousands)


Taxable temporary differences:
 Capitalized software                   $   (3,758)  $   (3,649)
                                        -----------  -----------
                                            (3,758)      (3,649)
                                        -----------  -----------
Deductible temporary differences:
 Tax basis in excess of book basis of
 property and equipment                        200           98
 Allowance for doubtful accounts               334           91
 Rent expense                                   25           89
 Contract expense accruals                       -           59
 Vacation pay and bonuses                      110          202
 Accrued contingent liabilities                105          567
 Provision for sale of Pipeline assets         836            -
                                        -----------  -----------
                                             1,610        1,106
Carryovers:
 Net operating losses                        9,061        6,397
 Research and other credits                  3,200        3,704
                                        -----------  -----------
                                            12,261       10,101
                                        -----------  -----------
Net deferred tax asset                      10,113        7,558
Valuation allowance                        (10,113)      (7,558)
                                        -----------  -----------
                                        $        0   $        0



     At December 31, 1997 the Company had the following net operating loss, tax credit, and capital loss carry forwards. Included in the net operating loss and credit carry forwards are tax benefits from an acquired company, which can be utilized to offset future taxable income of that acquired company.

                          Amount                    Expiration
                          ------                    ----------
                                     (In thousands)

<
Net operating loss carry forwards for U.S.
 Federal income tax purposes                   $23.8 million  2000 to 2011
Net operating loss carry forwards for US
 Federal alternative minimum income
 tax purposes                                   16.0 million  2000 to 2011
Research credit carry forwards                   3.2 million  1997 to 2011
Investment tax credit carry forwards              .3 million  1997 to 2000
Alternative minimum tax credit carry forwards    .07 million  2007 to 2011



     In addition, the Company has net operating loss carryforwards for U.K. and Canadian income tax purposes of approximately $23 million and $1.6 million, respectively.
NOTE  5  -  CAPITAL  STOCK
REDEEMABLE  PREFERRED  STOCK
     In April 1990, Halliburton Company ("Halliburton"), a major oil and gas services supplier, invested $3.0 million in a subordinated convertible debenture of the Company and received non-exclusive rights to market certain of the Company's new products and to incorporate them into Halliburton's product line. During June 1990, following approval by the Company's shareholders for the issuance of 600,000 shares of Series A redeemable preferred stock, par value $5.00 per share, the debenture was exchanged for 600,000 shares of Series A convertible preferred stock. The preferred stock was convertible into 600,000 shares of common stock. In September 1990 Halliburton invested an additional $1.0 million in a convertible debenture of the Company. In August 1991 the Company's shareholders authorized an additional 600,000 shares of preferred stock and Halliburton exchanged the $1.0 million debenture for 200,000 shares of such stock which were convertible into 200,000 shares of common stock. Redemption would have been at the greater of $5.00 per common share equivalent or the then market price for the common stock.
     In the consolidated balance sheets the preferred stock has been classified outside stockholders' equity in accordance with Rule 5-02.28 of Regulation S-X, which requires that preferred stock for which redemption may be required under any conditions beyond control of the issuer be classified outside of permanent equity.
             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  5-  CAPITAL  STOCK  (CONTINUED)

     In 1994 the Company and Halliburton agreed to amend the conversion and redemption provisions of the 800,000 shares of the Company's preferred stock held by Halliburton. As amended, the preferred stock is convertible into 300,000 shares of the Company's common stock instead of 800,000 shares prior to the amendment. The Company continues to have the right to redeem the preferred stock at any time and also is obligated to do so on the tenth anniversary of the amendment if the preferred stock is still held by Halliburton. The preferred stock continues to not be entitled to receive or accrue dividends unless the Company pays dividends on its common stock, and, as before the amendment, no interest accrues on the mandatory redemption amount. Also, the joint venture of the Company and Halliburton for the development and marketing of reservoir monitoring technology and services was terminated and the Company received a non-exclusive license for the use of certain reservoir monitoring technology patents.
     Also  see  Note  12  to  the  Consolidated  Financial  Statements.
STOCK  OPTION  PLANS
     The Board of Directors, at its discretion, may grant options to purchase shares of the Company's common stock to key employees, officers, and non-employee members of the Board of Directors. Prior to 1984 the options were non-statutory and either vested over a three-year period or were exercisable at any time for a five or ten-year period after the date of grant or at the date of amendment of the options. In 1984 the Company established an incentive stock option plan for key employees, pursuant to which options to purchase up to 350,000 shares of common stock were reserved for grant.
     In 1993 the Company adopted a stock option plan for non-employee directors. Pursuant to the plan, each non-employee director is granted an option to purchase 5,000 shares of common stock upon initial election to the board. Exercise prices are set at the fair market value of the common stock on the date of the grant. Upon re-election to the Board, for each year to be served, each non-employee director is granted an option to purchase 2,500 shares of common stock at an exercise price set at the fair market value on the date of the grant. Pursuant to this plan, options to purchase 5,000 shares at an exercise price of $.128 were issued in 1997; 10,000 options to purchase shares at an exercise price of $1.38 and 10,000 options to purchase shares at an exercise price of $.50 were issued in 1996.
     Following  is  a  summary  of  stock  option  activity  for:

                                       Option Price (equal to Market
                             Number          Value at Date of Grant)
                                             -----------------------
                                      of          Weighted

                                 Shares         Per Share       Average      Total
                               -----------  ------------------  --------  ------------
Balance at January 1, 1996        655,125      $2.00 to  7.125  $   4.31  $ 2,824,000
 Grants                           814,209         50 to  2.875      1.47    1,204,000
 Expirations                     (382,834)        50 to  7.125      4.08   (1,563,000)
 Exercises                         (2,500)                2.25      2.25       (6,000)
Balance at December 31, 1996    1,084,000         50 to  2.875      2.27  $ 2,459,000
 Grants                           896,000      .1275 to  2.000      1.02      911,941
 Expirations                   (369,376),        .50 to  4.875      2.77   (1,024,728)
 Exercises                              0                    0         0
                               -----------                      --------
Balance at December 31, 1997    1,610,624            2,346,213
                               ===========  ==================

Number of shares exercisable:
December 31, 1997               1,547,624
                               ===========



     Exercise prices of substantially all outstanding non-statutory options and all outstanding incentive stock options were set at the fair market value of the stock at the date of grant. No accounting recognition is given to options granted at exercise prices equal to fair market value at date of grant until they are exercised at which time the proceeds received by the Company are credited to common stock and paid-in capital.
     In February 1997 the Company entered into a stock option agreement granting to its Chief Executive Officer the right to purchase 600,000 shares of the Company's common stock through February 10, 2002. The exercise prices are 150,000 shares at $.50 per share, 150,000 shares at $1.00 per share, 150,000 shares at $1.50 per share, and 150,000 shares at $2.00 per share. An option previously granted to the Company's Chief Executive Officer to purchase 100,000 shares of the Company's common stock at an exercise price of $2.875 per share was canceled.
STOCK  BASED  COMPENSATION
     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as of January 1, 1996. SFAS No. 123 allows for the Company to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under the intrinsic value method. The Company issued 896,000 and 814,209 stock options to employees, directors and consultants during 1997 and 1996, respectively.
     The following table summarizes the difference between the fair value and intrinsic value methods and the proforma net loss and loss per share amounts for the year ending December 31, 1997 had the Company adopted the fair value based method of accounting for stock-based compensation.



                                      Year Ended
                                     December 31,
                                    --------------
                                         1997         1997
                                    --------------  --------
(In thousands)
Difference between fair value
 and intrinsic value methods
 (additional compensation expense)  $         396   $   974
Net loss                                   (5,842)   (2,740)
Loss per share                               (.66)     (.32)



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 in the respective year:


                                          Year Ended
                                         December 31,
                                         -------------
                                             1997          1997
                                         -------------  -----------
(In thousands)
Dividend yield                                    0.0%         0.0%
Average annual volatility                       160.0%       117.0%
Average annual risk-free interest rate            5.4%         5.4%
Expected lives                             5-10 years   5-10 years



NOTE  6  -  RETIREMENT  AND  COMPENSATION  PLANS
STOCK  PURCHASE  PLANS
     The Company has a stock purchase plan, which was adopted in 1991, under which employees and consultants to the Company can elect to receive shares of common stock as payment for compensation, services and expenses. In 1997, no shares were issued pursuant to the Company's plan. In the 1996 Form 10K, the Company reported 582 shares being contributed to the plan which was incorrect. The Company contributed 299,000 shares to the plan for the year of 1996. The Company also has a noncontributory employee stock purchase plan for employees to purchase common stock through payroll deductions.
     The Company maintains a qualified target benefit retirement plan that covers substantially all of its U.S. employees. Company contributions are based on percentages of employee compensation and are allocated to individual accounts for each employee. Employees may voluntarily supplement the Company's contribution to their accounts in amounts up to 10% of salary. Amounts charged to expense for Company contributions were $254K and $182K in 1997 and 1996, respectively.
     The Company also has a non-contributory employee stock ownership plan that covers substantially all of its U.S. employees. Company contributions are determined by the Board of Directors and can be made in stock or cash. The Board of Directors determined that no contribution would be made for 1997 and 1996.
             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  6-  RETIREMENT  AND  COMPENSATION  PLANS  (CONTINUED)
     The Company has similar retirement benefit plans, including employee stock ownership programs, covering employees of its foreign subsidiaries. The amount charged to expense for these plans was $139K in 1997, of which $27K is included in accrued salaries and benefits at December 31, 1997.
     In fourth quarter of 1997, the Company took further action to reduce costs by reduction of staff in the E&P Technology and General Administrative areas. The Company accrued termination costs totaling $172K, all of which will be paid out in 1998. The expenses for 1996 include provisions for expenses  of  $600K  related  to  severance  costs.
NOTE  7  -  INFORMATION  ABOUT  OPERATIONS
FOREIGN  AND  DOMESTIC  OPERATIONS  AND  UNITED  STATES  EXPORT  REVENUE
     Following is financial information about the Company's foreign and domestic operations and United States export sales.

                            Year Ended December 31, 1996
                            ----------------------------
                                   (In Thousands)

                                Consolidated
                               --------------
                                    U.S.        U.K.    Canada    Total
                               --------------  ------  --------  --------
Revenue                        $       9,636   $7,418  $ 1,950   $19,004
Income (loss) from operations           (413)     473     (470)     (410)
Identifiable assets                   19,435    2,164    1,109    22,708



                            Year Ended December 31, 1997
                            ----------------------------


Revenue                        $ 6,386   $ 4,618   $1,388   $12,392
Income (loss) from operations   (4,196)   (1,229)     (41)   (5,446)
Identifiable assets             15,343     1,539      926    17,808



U.S.  export  revenues  by  geographic  area  were  as  follows:


                             Year Ended
                            December 31,   December 31,
                                1997           1996
                            -------------  -------------
(In thousands)
Far East                    $       1,154  $       1,512
Central and South America           1,693          2,848
Europe                                  -            909
Canada & Other                         66            206
                            $       2,913  $       5,475
                            =============  =============



     During 1997, there was no single customer that accounted for 10% or more of the Company's revenue, the loss of which would have a material adverse effect on the Company's business. During the year ended December 31, 1996, the Company derived $2.3 million, or 12%, of its consolidated revenue from National Nigerian Petroleum Corporation.
             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  7  -  INFORMATION  ABOUT  OPERATIONS  (CONTINUED)
CONCENTRATIONS  OF  CREDIT  RISK
     Most of the Company's clients are large, established U.S. and foreign companies (sometimes acting as government contractors), governments, and national oil and gas companies of foreign governments. Qualifying foreign receivables are insured, subject to a deductible loss amount, under an insurance policy with the Foreign Credit Insurance Association, an agency of the United States Export-Import Bank. The Company performs credit evaluations of its customers' financial condition when considered necessary and generally does not require collateral.
     At December 31, 1997, accounts receivable, net of doubtful accounts and work in progress, related to the following customer groups:


                            United States   Foreign   Total
                           ---------------  --------  ------
                           (in thousands)
December 31, 1997:
 Companies                 $           934  $  2,783  $3,717
 Governments and national
   petroleum companies                   3     1,088   1,091
 Government contractors                 44        16      60
                           ---------------  --------
                           $           981  $  3,887  $4,868
                           ===============  ========  ======

December 31, 1996:
 Companies                 $         5,028  $  2,076  $7,104
 Governments and national
   petroleum companies                 432       742   1,174
 Government contractors                 54        62     116
                           $         5,514  $  2,880  $8,394
                           ===============  ========  ======



     DRAFT,  04/15/98  9:04  AM
             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  8  -  LEASE  COMMITMENTS  (CONTINUED)
NOTE  8  -  LEASE  COMMITMENTS
     At December 31, 1997 the Company's minimum rental commitments under operating leases for office space and equipment were as follows:


                   Year        Amount
              ---------------  ------
              (in thousands)
1998          $           540
1999                      496
2000                      487
2001                      470
2002                      348
  Thereafter  $           468


     Total rent expense amounted to $866K and $1,400K during 1997 and 1996, respectively.
             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  9  -  SALE  OF  THE  ASSETS  OF  THE  PIPELINE  BUSINESS  LINE
     During 1997, the Company's management and Board of Directors designed and implemented a plan to improve the Company's financial performance through a merger, alliance or sale of the Company and to divest the Company of underperforming assets. As part of this plan, the Company announced on January 5, 1998 an intent to sell the Pipeline Simulation Division assets.
These assets as of December 31, 1997 were estimated to have a net carrying value of $3.9 million.
     On March 2, 1998, the Company announced the signing of a definitive binding agreement to sell the assets of the Pipeline Simulation business line to LIC. The transaction which is expected to close on or before May 1, 1998 will result in consideration to the Company of $1.5 million in cash and the assumption by LIC. of current obligations up to a maximum of $230,000. Based on fair market value estimates, the Company recorded a provision of $2.2 million to write down the carrying amounts of the Pipeline assets to estimated fair value less cost to sell. The Pipeline Simulation business line recorded sales of $2.5 million and $4.3 million and contributed a net loss of $1.3 million and $.4 million in 1997 and 1996, respectively, excluding the provision for the loss of sale of Pipeline assets recorded in 1997.
NOTE  10  -  DISPOSAL  OF  KINESIX  DIVISION
     On October 9, 1996, the Company announced the execution of final contracts for the previously announced sale of the net assets and business of its graphical user interface segment, otherwise known as the Kinesix division, to a group including the former President of the Kinesix division. The sale of this segment of the Company's business was part of management strategy to narrow the focus of the Company's activities to its primary market of the oil and gas industry. The consideration to the Company in the transaction was $410,000 including cash of $376,000 which was received by the Company in October 1996, a note receivable for $32,000, and the purchaser's assumption of liabilities totaling $59,000. The measurement date for accounting for the disposal was August 26, 1996, the date on which management decided to sell the Kinesix division and the disposal date was September 3, 1996, the effective date of the transaction. The transaction resulted in a loss on disposal of $478,000, which included estimated losses to be incurred by the Kinesix division from the measurement date to the date of disposal of $66,000. From the measurement date to the balance sheet date of September 30, 1996, the Company incurred a net loss of $66,000 in operating the Kinesix division, which was charged to a reserve that was recorded in accounting for the loss on disposal. Loss from operation of the discontinued segment from January 1, 1996 to the measurement date was $878,000, including recognition of an expense of $674,000 related to an award against the Company by the American Arbitration Association.
NOTE  11  -  CONTINGENCIES
     To the knowledge of management, there are no significant claims pending or threatened against the Company or any of its subsidiaries.
     The WOLF CLASS ACTION LAWSUIT settlement was completed on May 23, 1997. THE SECURITIES AND EXCHANGE COMMISSION INVESTIGATION was settled, as it pertained to the Company, on September 11, 1997. THE SECURITIES AND EXCHANGE COMMISSION (SEC) COMMENT LETTER is still under discussion with the staff of
the  SEC.    There  follows  a  description  of  these  issues:
             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  11  -  CONTINGENCIES  (CONTINUED)
     MARSHALL WOLF, ON HIS BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED VS. E. A. BREITENBACH, R. J. HOTTOVY, JIMMY L. DUCKWORTH, AND SCIENTIFIC SOFTWARE-INTERCOMP, INC. On October 5, 1995, a claim was filed in the United States District Court of the District of Colorado alleging that the Defendants, who included the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff sought to have the Court determine that the lawsuit constituted a proper class action on behalf of all persons who purchased stock of the Company during the period from May 20, 1994 through July 10, 1995, with certain exclusions, and the Company did not contest whether the claim constituted a proper class action.
     The Defendants and the Plaintiff initially reached agreement for settlement of the claim involving the payment of $1.1 million in cash, to be provided by the Company's liability insurer in a court-supervised escrow account, and the Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value was $900K. Subsequently, the settlement agreement was modified to eliminate the warrants and to provide for an additional $525K in cash, to be paid by the Company. The Company concluded that the foregoing settlement was in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required for such defense. The Company recorded a $900K loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim. On May 23, 1997, the final approval of the fairness of the settlement was granted by the Court. The Company paid $525K in cash and reversed a net $315K of the loss contingency reserve of $900K after applying additional incurred legal costs.
     SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. On September 11, 1997, the Company resolved the investigation by the Securities and Exchange Commission ("SEC") of the Company's disclosures and financial statements for the years ended December 31, 1993, 1994 and 1995. Without admitting or denying any of the allegations of the SEC, the Company settled the matter by consenting to the entry of a permanent injunction prohibiting future violations by the Company of Section 17(a) of the Securities Act of 1933, and Sections 10 (b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder and to an order to restate the Company's financial statements for the years ended December 31, 1993, 1994 and 1995. The SEC staff has advised the Company that, with the entry of the permanent injunction, the investigation into this matter as to the Company has been concluded.
     SECURITIES AND EXCHANGE COMMISSION COMMENT LETTER. The Company has received an extensive comment letter from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company has responded to those comments and discussions with the Staff are continuing. Resolution of some of the comments may result in certain revisions of those Forms and of the financial statements therein, which would cause comparative information that would be presented in this report to require revision. Accordingly, the Company has not included any comparative financial information for the financial year of 1995 in this Form 10-K. When comments made by the SEC have been satisfactorily resolved, the Company will amend this Form 10-K to include comparative data for prior periods.
             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  12  -  SUBSEQUENT  EVENTS
     On  April  1,  1998,  the  Company  announced  that it had entered into a binding agreement with Baker Hughes Incorporated ("Baker") to acquire all of the outstanding shares of Scientific Software-Intercomp, Inc. ("Company") which would result in Baker acquiring the Company's ongoing Exploration and Production (E&P) Consulting and Technology (reservoir software) businesses, subject to certain conditions. The sale does not include the Company's Pipeline Simulation Division assets which are being purchased separately by LIC. The Company had previously entered into a non-binding Outline of Terms agreement for the acquisition of the Company by Well Service Technology A/S ("WST"). The Outline of Terms agreement between the Company and WST lapsed on March 6, 1998 without the parties coming to a definitive agreement.
     The agreement with Baker provides that the shareholders of the Company's common stock would receive a maximum of $.50 and a minimum of $.30 net per share in consideration for the acquisition, with the maximum and minimum amounts per share depending on the amount payable to Halliburton Company ("Halliburton"), the preferred shareholder of the Company. The amount payable to Halliburton would be in exchange for the preferred stock of the Company.
     The acquisition is subject to customary conditions as well as the approval of the Company's common shareholders.
     The Company's senior secured lenders, the Lindner Funds ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") have agreed to accept discounted terms of $1.4 million and $1.3 million respectively in satisfaction of the outstanding $6.5 million principal plus accrued interest and other obligations owed by the Company to the lenders. Halliburton has agreed to accept $2.5 million in cash in exchange for its $4.0 million preferred stock holding in the Company.
     As a result of the agreement with Halliburton, the Company expects the consideration payable to the Company's common shareholders to be approximately $.49 per share, subject to possible downward adjustment based on the results of Baker's continued due diligence.
     The agreement with Baker, while binding, will be further detailed in a subsequent customary definitive agreement between Baker and the Company, containing the terms set forth in the agreement announced on April 1, 1998.
     Closing  of  the  acquisition  is  expected in the third quarter of 1998.
             SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
FINANCIAL  STATEMENT  SCHEDULES

                                        SCHEDULE II
                            SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                                    VALUATION RESERVES

                                  Deductions
                                   Additions    (Write-offs of
                                  Balance at      Charged to      Previously   Balance at
                                   Beginning      Costs and        Reserved      End of
                                   of Period       Expenses        Amounts)      Period
                                  -----------  ----------------  ------------  -----------
Allowance for doubtful accounts:
Year Ended December 31,
 1997                             $   690,000  $       308,000   $  (117,000)  $   881,000
                                  ===========  ================  ============  ===========
Allowance for doubtful accounts:
Year Ended December 31,
 1996                             $ 3,811,000  $    (1,057,000)  $(2,064,000)  $   690,000
                                  ===========  ================  ============  ===========



Note:
In 1996, the net credit to bad debt expense of $1,057,000 consists of expense charges of $541,000 reduced by credits to bad debt expense for recovery of accounts previously reserved of $1,598,000.

                                   PART III
     Items 10, 11, 12, and 13 of Part III (except for information required with respect to executive officers of the Company which is set forth under
Item 1, Part I of this report) have been omitted from this report. The Company will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 1997, a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors. The information required by Items 10, 11, 12, and 13 of this report will appear in the definitive proxy statement and is incorporated by reference thereto into Part III of this report.

                                    PART IV
ITEM  14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND     REPORTS ON FORM
8-K
a)        1.     Financial Statements.  The following financial statements are
                 --------------------
filed  as  a  part
          of  this  Form  10-K:
               The  Index  to  Consolidated Financial Statements is set out in
Item  8  herein.
     2.      Financial Statement Schedules.  The following financial statement
             -----------------------------
schedules
          are  filed  as  a  part  of  this  Form  10-K:
               The  Index  to  Consolidated Financial Statements is set out in
Item  8  herein.


 3.        Exhibits
       -------------------------------------------------------------------------------------

  3.1    Articles of Incorporation of the Company dated February 8, 1968, (filed as
           Exhibit 3.1 to the Company's Report on Form 10-K for the year ended
           December 31, 1984, and incorporated herein by reference).
  3.2    Articles of Amendment to the Articles of Incorporation of the Company dated
           May 28, 1982 (filed as Exhibit 3.2 to the Company's Report on Form 10-K for
           the year ended December 31, 1984, and incorporated herein by reference).
  3.3    Articles of Amendment to the Articles of Incorporation of the Company dated
           June 7, 1984 (filed as Exhibit 3.1 to the Company's Registration Statement on
           Form S-3, Registration No. 2-95792, and incorporated herein by reference).
  3.4    Certificate of Correction to the Articles of Amendment to the Articles of
           Incorporation of the Company dated October 23, 1985 (filed as Exhibit 3.4 to the Company's Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).
  3.5    Articles of Amendment to Articles of Incorporation of the Company dated
           August 9, 1991 (filed as Exhibit 3.1 to the Company's Report on Form 8-K dated August 27, 1991, and incorporated herein by reference).
  3.6    Articles of Amendment to Articles of Incorporation of the Company dated
           June 21, 1990  (filed as Exhibit 2.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).
  3.7    Bylaws of the Company (filed as Exhibit 3.5 to the Company's Report on
           Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).
  3.8    Amendment to the Bylaws of the Company (filed as Exhibit 3.1 to the
           Company's Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).
  3.9    Articles of Amendment to Articles of Incorporation of the Company dated
           August 9, 1991 (filed as Exhibit 3.1 on Form 8-K dated August 27, 1991, and incorporated herein by reference).
 3.10    Articles of Amendment to Articles of Incorporation of the Company dated
           December 14, 1994 increasing the number of shares of authorized stock (filed as Exhibit 3.10 to the Company's Report on Form 10-K/A for the year ended
           December 31, 1994, and incorporated herein by reference).
  4.1    Convertible Debenture Loan Agreement for $2,500,000 dated September 30,
           1992 between Renaissance Capital Partners II, Ltd. and Scientific Software-
           Intercomp, Inc. (filed as Exhibit 4.1 to the Company's Form 8-K dated
           October 19, 1992 and incorporated herein by reference).
  4.2    First Amendment to the Convertible Debenture Loan Agreement for an
           additional $1,000,000, dated September 15, 1993, between Renaissance
           Capital Partners II, Ltd. and Scientific Software-Intercomp, Inc. (filed as
           Exhibit 4.1 to the Company's Form 8-K dated October 19, 1992 and incorporated herein by reference).
  4.3    Form of Stockholder Lock-up Agreement (filed as Exhibit 4.5 to the
           Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
  4.4    Letter Agreement Dated May 5, 1994 between Renaissance Capital Partners
           II, Ltd. and Scientific Software-Intercomp, Inc., regarding conversion of debentures (filed as Exhibit 4.6 to the Company's Form S-1 dated May 9,
           1994 and incorporated herein by reference).
 10.1    Form of Stock Option Agreement for stock options issued under the informal
           Non-Qualified Stock Option Plan (filed as Exhibit 4.6 to the Company's Form
           S-1 dated May 9, 1994 and incorporated herein by reference).
 10.2    Employees Stock Ownership Plan and Trust as restated on January 1, 1989
           (filed as Exhibit 10.28 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.3    Target Benefit Plan as restated on January 1, 1989 (filed as Exhibit 10.29 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.4    First Interstate Bank of Denver, N.A. Defined Contribution Master Plan and
           Trust Agreement  (filed as Exhibit 10.30 to the Company's Form S-1 dated
           May 9, 1994 and incorporated herein by reference).
 10.5    Adoption Agreement #001 Nonstandardized Code Section 401(K) Profit
           Sharing Plan dated July 1, 1990  (filed as Exhibit 10.31 to the Company's
           Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.6    Scientific Software-Intercomp, Inc. Deferred Compensation Plan  (filed as
           Exhibit 10.33 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.7    Business Loan Agreement for $6.5 million dated September 20, 1994, between Bank One, Boulder, N.A. and Scientific Software-Intercomp, Inc.,
           including Working Capital Guarantee Agreement dated September 29, 1994, between Bank One, Boulder, N.A. and Export-Import Bank of the United
           States referred to as "Exhibit B" (filed as Exhibit 10.37 to the Company's
           Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
 10.8    Promissory Note of Scientific Software-Intercomp, Inc. to Bank One, Boulder,
           N.A. for $5,000,000, dated September 20, 1994 (filed as Exhibit 10.38 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
 10.9    Promissory Note of Scientific Software-Intercomp, Inc. to Bank One, Boulder,
           N.A. for $1,500,000, dated September 20, 1994 (filed as Exhibit 10.39 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.10    Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated May 30, 1995, extending maturity to July 15,
           1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.41 to the Company's
           Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.11    Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated July 15, 1995, extending maturity to
           August 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.42 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.12    Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated August 15, 1995, extending maturity to
           September 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994(filed as Exhibit 10.43 to the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.13    Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated September 15, 1995, extending maturity to
           September 30, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.44 to the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.14    Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated September 30, 1995, extending maturity to
           October 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.45 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.15    Business Loan Agreement for $5.13 million dated October 15, 1995, renewing maturity to March 30, 1996, between Bank One, Boulder, N.A. and Scientific
           Software-Intercomp, Inc., including Working Capital Guarantee Agreement dated September 21, 1995, between Bank One, Boulder, N.A. and Export-
           Import Bank of the United States referred to as "Exhibit B" (filed as
           Exhibit 10.46 to the Company's Report on Form 10-K for the year ended
           December 31, 1994, and incorporated herein by reference).
10.16    Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated November 15, 1995, in the amount of
           $500,000.00 relating to original Business Loan Agreement in the amount of
           $5.13 million, dated October 15, 1995 (filed as Exhibit 10.47 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.17    Letter of Commitment From Lindner Funds dated March 29 ,1996 evidencing the commitment to provide the Company with a loan of $5 million (filed as
           Exhibit 10.33 to the Company's Report on Form 10-K for the year ended
           December 31, 1995, and incorporated herein by reference).
10.18    Letter of Commitment from Renaissance Capital Group, Inc. dated April 4,
           1996 to restructure its convertible debentures (filed as Exhibit 10.34 to the
           Company's Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
10.19    Letter of Commitment from Bank One dated April 8, 1996 to restructure and extend a revolving line of credit in the amount of $1.5 million through April 15,
           1997 (filed as Exhibit 10.35 to the Company's Report on Form 10-K for the
           year ended December 31, 1995, and incorporated herein by reference).
10.20    Loan Agreement dated April 26, 1996 by and between Scientific Software-
           Intercomp, Inc. and Lindner Dividend Fund, and Renaissance Capital
           Partners II, Ltd. to provide the Company with Loans in the amount of $5 million and $1.5 million, respectively.
   21    Subsidiaries of the Company
   27    Financial Data Schedule

EXHIBIT  21
                              SUBSIDIARIES OF THE
                                  REGISTRANT
     The registrant owns all of the outstanding capital stock of the following corporations:


CORPORATION                                   STATE OR PROVINCE OF INCORPORATION
--------------------------------------------  ----------------------------------
Intercomp Resource Development &              Province of Alberta, Canada
 Engineering, (Canada) Ltd.
In-Situ Research and Engineering Ltd.         Province of Alberta, Canada
Microcomp Management Ltd.                     Province of Alberta, Canada
IRAD Development Ltd.                         Province of Alberta, Canada
247011 Alberta Limited                        Province of Alberta, Canada
Scientific Software-Intercomp (U.K.) Limited  United Kingdom
Scientific Software Texas, Inc.               Texas
SSI Bethany, Inc.                             Texas

                                  SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SCIENTIFIC SOFTWARE-INTERCOMP, INC.

April 15, 1998                                                      /s/ George Steel
                                                                    ----------------
    George Steel
    Member of the Board of Directors, President and Chief
    Executive Officer (a principal executive officer and director)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ George Steel                                                                    April 15, 1998
----------------------------------------------------------------------------------
George Steel
President and Chief Executive Officer (a principal executive officer and director)
/s/ Barbara J. Cavallo                                                              April 15, 1998
Financial Controller
/s/ William B. Nichols                                                              April 15, 1998
----------------------------------------------------------------------------------
William B. Nichols, Director
/s/ Edward O. Price                                                                 April 15, 1998
----------------------------------------------------------------------------------
Edward O. Price, Chairman of the Board of Directors
/s/ Jack L. Howard                                                                  April 15, 1998
----------------------------------------------------------------------------------
Jack L. Howard, Director




                                   EXHIBIT INDEX
                                   -------------
                             Exhibit          Page
                    Number     Exhibit Description     No.
                    ------     -------------------     ---

                                       4


  3.1    Articles of Incorporation of the Company dated February 8, 1968, (filed as
       Exhibit 3.1 to the Company's Report on Form 10-K for the year ended
       December 31, 1984, and incorporated herein by reference).
  3.2    Articles of Amendment to the Articles of Incorporation of the Company
       dated May 28, 1982 (filed as Exhibit 3.2 to the Company's Report on Form
       10-K for the year ended December 31, 1984, and incorporated herein by reference).
  3.3    Articles of Amendment to the Articles of Incorporation of the Company
       dated June 7, 1984 (filed as Exhibit 3.1 to the Company's Registration
       Statement on Form S-3, Registration No. 2-95792, and incorporated herein by reference).
  3.4    Certificate of Correction to the Articles of Amendment to the Articles of
       Incorporation of the Company dated October 23, 1985 (filed as Exhibit 3.4 to the Company's Report on Form 10-K for the year ended December 31,
       1985, and incorporated herein by reference).
  3.5    Articles of Amendment to Articles of Incorporation of the Company dated
       August 9, 1991 (filed as Exhibit 3.1 to the Company's Report on Form 8-K dated August 27, 1991, and incorporated herein by reference).
  3.6    Articles of Amendment to Articles of Incorporation of the Company dated
       June 21, 1990  (filed as Exhibit 2.1 to the Company's Report on Form 10-
       Q for the quarter ended June 30, 1990, and incorporated herein by reference).
  3.7    Bylaws of the Company (filed as Exhibit 3.5 to the Company's Report on
       Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).
  3.8    Amendment to the Bylaws of the Company (filed as Exhibit 3.1 to the
       Company's Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).
  3.9    Articles of Amendment to Articles of Incorporation of the Company dated
       August 9, 1991 (filed as Exhibit 3.1 on Form 8-K dated August 27, 1991, and incorporated herein by reference).
 3.10    Articles of Amendment to Articles of Incorporation of the Company dated
       December 14, 1994 increasing the number of shares of authorized stock
       (filed as Exhibit 3.10 to the Company's Report on Form 10-K/A for the year ended December 31, 1994, and incorporated herein by reference).
  4.1    Convertible Debenture Loan Agreement for $2,500,000 dated
       September 30, 1992 between Renaissance Capital Partners II, Ltd. and
       Scientific Software-Intercomp, Inc. (filed as Exhibit 4.1 to the Company's
       Form 8-K dated October 19, 1992 and incorporated herein by reference).
  4.2    First Amendment to the Convertible Debenture Loan Agreement for an
       additional $1,000,000, dated September 15, 1993, between Renaissance
       Capital Partners II, Ltd. and Scientific Software-Intercomp, Inc. (filed as
       Exhibit 4.1 to the Company's Form 8-K dated October 19, 1992 and incorporated herein by reference).
  4.3    Form of Stockholder Lock-up Agreement (filed as Exhibit 4.5 to the
       Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
  4.4    Letter Agreement Dated May 5, 1994 between Renaissance Capital
       Partners II, Ltd. and Scientific Software-Intercomp, Inc., regarding conversion of debentures (filed as Exhibit 4.6 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.1    Form of Stock Option Agreement for stock options issued under the informal Non-Qualified Stock Option Plan (filed as Exhibit 4.6 to the
       Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.2    Employees Stock Ownership Plan and Trust as restated on January 1,
       1989 (filed as Exhibit 10.28 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.3    Target Benefit Plan as restated on January 1, 1989 (filed as Exhibit 10.29 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.4    First Interstate Bank of Denver, N.A. Defined Contribution Master Plan and
       Trust Agreement  (filed as Exhibit 10.30 to the Company's Form S-1 dated
       May 9, 1994 and incorporated herein by reference).
 10.5    Adoption Agreement #001 Nonstandardized Code Section 401(K) Profit
       Sharing Plan dated July 1, 1990  (filed as Exhibit 10.31 to the Company's
       Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.6    Scientific Software-Intercomp, Inc. Deferred Compensation Plan  (filed as
       Exhibit 10.33 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.7    Business Loan Agreement for $6.5 million dated September 20, 1994, between Bank One, Boulder, N.A. and Scientific Software-Intercomp, Inc.,
       including Working Capital Guarantee Agreement dated September 29,
       1994, between Bank One, Boulder, N.A. and Export-Import Bank of the
       United States referred to as "Exhibit B" (filed as Exhibit 10.37 to the
       Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
 10.8    Promissory Note of Scientific Software-Intercomp, Inc. to Bank One,
       Boulder, N.A. for $5,000,000, dated September 20, 1994 (filed as Exhibit
       10.38 to the Company's Report on Form 10-K for the year ended
       December 31, 1994, and incorporated herein by reference).
 10.9    Promissory Note of Scientific Software-Intercomp, Inc. to Bank One,
       Boulder, N.A. for $1,500,000, dated September 20, 1994 (filed as Exhibit
       10.39 to the Company's Report on Form 10-K for the year ended
       December 31, 1994, and incorporated herein by reference).
10.10    Change in Terms Agreement between Scientific Software-Intercomp, Inc.
       to Bank One, Boulder, N.A., dated May 30, 1995, extending maturity to
       July 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.41 to the
       Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.11    Change in Terms Agreement between Scientific Software-Intercomp, Inc.
       to Bank One, Boulder, N.A., dated July 15, 1995, extending maturity to
       August 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.42 to the Company's Report on Form 10-K for the year ended December 31,
       1994, and incorporated herein by reference).
10.12    Change in Terms Agreement between Scientific Software-Intercomp, Inc.
       to Bank One, Boulder, N.A., dated August 15, 1995, extending maturity to
       September 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994(filed as Exhibit 10.43 to the Company's Report on Form 10-K for the year ended December 31,
       1994, and incorporated herein by reference).
10.13    Change in Terms Agreement between Scientific Software-Intercomp, Inc.
       to Bank One, Boulder, N.A., dated September 15, 1995, extending maturity to September 30, 1995 relating to original Business Loan
       Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.44 to the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.14    Change in Terms Agreement between Scientific Software-Intercomp, Inc.
       to Bank One, Boulder, N.A., dated September 30, 1995, extending maturity to October 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit
       10.45 to the Company's Report on Form 10-K for the year ended
       December 31, 1994, and incorporated herein by reference).
10.15    Business Loan Agreement for $5.13 million dated October 15, 1995, renewing maturity to March 30, 1996, between Bank One, Boulder, N.A.
       and Scientific Software-Intercomp, Inc., including Working Capital
       Guarantee Agreement dated September 21, 1995, between Bank One,
       Boulder, N.A. and Export-Import Bank of the United States referred to as
       "Exhibit B" (filed as Exhibit 10.46 to the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.16    Change in Terms Agreement between Scientific Software-Intercomp, Inc.
       to Bank One, Boulder, N.A., dated November 15, 1995, in the amount of
       500,000.00 relating to original Business Loan Agreement in the amount of $5.13 million, dated October 15, 1995 (filed as Exhibit 10.47 to the
       Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.17    Letter of Commitment From Lindner Funds dated March 29 ,1996 evidencing the commitment to provide the Company with a loan of $5 million (filed as Exhibit 10.33 to the Company's Report on Form 10-K for
       the year ended December 31, 1995, and incorporated herein by reference).
10.18    Letter of Commitment From Renaissance Capital Group, Inc. dated April 4,
       1996 to restructure its convertible debentures (filed as Exhibit 10.34 to the
       Company's Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
10.19    Letter of Commitment From Bank One dated April 8, 1996 to restructure and extend a revolving line of credit in the amount of $1.5 million through
       April 15, 1997 (filed as Exhibit 10.35 to the Company's Report on Form 10-
       K for the year ended December 31, 1995, and incorporated herein by reference).
10.20    Loan Agreement dated April 26, 1996 by and between Scientific
       Software-Intercomp, Inc. and Lindner Dividend Fund, and Renaissance
       Capital Partners II, Ltd. to provide the Company with Loans in the amount of $5 million and $1.5 million, respectively.
   21    Subsidiaries of the Company
   27    Financial Data Schedule