Form 10QSB
period 1998-03-31
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1998-05-20
CIK 87822

3
                                        1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB
              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1998
                                       OR
             (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(D)
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____
                          COMMISSION FILE NUMBER 0-4882
                       SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                       -----------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

COLORADO . . . . . . . . . . . . . . . . . . . . . . . . . . .                         84-0581776
--------------------------------------------------------------  ---------------------------------
STATE (OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)  (IRS EMPLOYER IDENTIFICATION NO.)





633 17TH STREET, SUITE 1600, DENVER, COLORADO 80202
-----------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)





(303) 292-1111
-----------------------------------------------
(ISSUER'S TELEPHONE NUMBER INCLUDING AREA CODE)


     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED FROM LAST
                                    REPORT).

  CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH
SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
 (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                  YES  NO X .
     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS
    CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF
   SECURITIES UNDER A PLAN CONFIRMED BY COURT.  YES   NO   .  NOT APPLICABLE.
                      APPLICABLE ONLY TO CORPORATE ISSUERS
STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
   EQUITY, AS OF THE LATEST PRACTICABLE DATE:  9,046,804 SHARES OF NO PAR VALUE
                 COMMON STOCK OUTSTANDING AS OF APRIL 30, 1998.
           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                  YES  NO X .
                      (This Form 10-QSB includes 15 pages)

                                      INDEX
Explanatory  Note:
The Company's periodic reports filed with the Securities and Exchange Commission ("SEC") for the periods through December 31, 1997 have been filed under the disclosure requirements of SEC Regulations S-K and S-X. As of December 31, 1997, the Company met all of the criteria for filing its reports with the SEC under the disclosure requirements of SEC Regulation S-B, which applies to "small business issuers." Accordingly, beginning with this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, the Company will file its reports in accordance with Regulation S-B.





                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

   Consolidated Balance Sheets at March 31, 1998 (Unaudited) and . . .     3
     December 31, 1997

   Consolidated Statements of Operations for the . . . . . . . . . . .     4
     three months ended March 31, 1998 and 1997 (Unaudited)

   Consolidated Statements of Cash Flows for the . . . . . . . . . . .     5
     three months ended March 31, 1998 and 1997 (Unaudited)

   Notes to Consolidated Financial Statements. . . . . . . . . . . . .     6

 Item 2 - Management's Discussion and Analysis of Financial Condition.    10
   and Results of Operations

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    14

 Item 3 - Defaults Upon Senior Securities. . . . . . . . . . . . . . .    15

 Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    15



                 SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                            March 31,    December 31,
                                                              1998           1997
                                                           -----------  --------------
(Unaudited)                                                 (Audited)
ASSETS
Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . . .  $      615   $         705
 Accounts receivable, net of allowance for doubtful
   accounts of $861 and $881. . . . . . . . . . . . . . .       1,436           2,721
 Work in progress (unbilled revenue). . . . . . . . . . .       2,348           2,147
 Other current assets . . . . . . . . . . . . . . . . . .         561             502
                                                           -----------  --------------
   Total current assets . . . . . . . . . . . . . . . . .       4,960           6,075

 Software, net of accumulated amortization of
   $45,527 and $45,033. . . . . . . . . . . . . . . . . .       9,768           9,891

 Property and Equipment, net of accumulated depreciation
   and amortization of $5,643 and $5,519. . . . . . . . .         415             488

Other Assets. . . . . . . . . . . . . . . . . . . . . . .       1,388           1,354
                                                           -----------  --------------
                                                           $   16,531   $      17,808
                                                           ===========  ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY
Current Liabilities
 Notes payable. . . . . . . . . . . . . . . . . . . . . .  $      382   $         382
 Accounts payable . . . . . . . . . . . . . . . . . . . .       1,226           1,072
 Accrued salaries and fringe benefits . . . . . . . . . .         698             729
 Accrued lease obligations. . . . . . . . . . . . . . . .           5               5
 Deferred maintenance and other revenue . . . . . . . . .       2,292           2,601
 Accrued Royalties. . . . . . . . . . . . . . . . . . . .         743             698
 Accrual for costs to complete a contract . . . . . . . .          47              72
 Accrued taxes. . . . . . . . . . . . . . . . . . . . . .         108             153
 Provision for Sale of Pipeline Assets. . . . . . . . . .       2,200           2,200
 Other current liabilities. . . . . . . . . . . . . . . .         902           1,207
                                                           -----------  --------------
   Total current liabilities. . . . . . . . . . . . . . .       8,603           9,119
 Accrued Lease Obligations. . . . . . . . . . . . . . . .          55              61
Long-Term Obligations . . . . . . . . . . . . . . . . . .         615             611
Senior Secured Notes Payable. . . . . . . . . . . . . . .       6,500           6,500

Redeemable Preferred Stock
 Series A Convertible Preferred Stock, $5 par value;
 1,200,000 shares authorized, 800,000 shares issued and
 outstanding. . . . . . . . . . . . . . . . . . . . . . .       4,000           4,000

Commitments and Contingencies (Notes 4 and 5)
Stockholders' Equity
 Common stock, no par value; $.10 stated value;
   25,000,000 shares authorized, 8,917,151 and 8,878,000
   shares issued and outstanding. . . . . . . . . . . . .         892             888
 Paid-in capital. . . . . . . . . . . . . . . . . . . . .      49,491          49,489
 Accumulated deficit. . . . . . . . . . . . . . . . . . .     (52,906)        (52,182)
 Cumulative foreign currency translation adjustment . . .        (678)           (678)
                                                           -----------  --------------
   Total stockholders' equity . . . . . . . . . . . . . .      (3,242)         (2,483)
                                                           -----------  --------------
                                                           $   16,531   $      17,808
                                                           ===========  ==============


     The accompanying notes are an integral part of the consolidated financial statements



                              SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         Three months ended
                                                           March 31, 1998      March 31, 1997
                                                        --------------------  ----------------
                                                            (Unaudited)         (Unaudited)

REVENUE
 Consulting and training . . . . . . . . . . . . . . .  $             1,448   $         2,041
 Licenses. . . . . . . . . . . . . . . . . . . . . . .                  566               725
 Maintenance . . . . . . . . . . . . . . . . . . . . .                  643               803
 Other . . . . . . . . . . . . . . . . . . . . . . . .                   50                65
                                                                      2,707             3,634
                                                        --------------------  ----------------

COSTS AND EXPENSES
 Costs of consulting and training. . . . . . . . . . .                1,571             1,473
 Costs of licenses . . . . . . . . . . . . . . . . . .                  518               626
     including software amortization of $495 and $549
 Costs of maintenance. . . . . . . . . . . . . . . . .                  301               284
 Costs of other revenue. . . . . . . . . . . . . . . .                    3                23
 Selling, general and administrative . . . . . . . . .                  810             1,123
 Software research and development . . . . . . . . . .                  100               118
                                                                      3,303             3,647
                                                        --------------------  ----------------
LOSS FROM OPERATIONS . . . . . . . . . . . . . . . . .                 (596)              (13)

OTHER EXPENSE
 Loss contingency (expense) reversal (Note 5). . . . .                    -                99
 Interest income (expense), net. . . . . . . . . . . .                  (92)             (120)
 Foreign exchange gains (losses) . . . . . . . . . . .                  (36)               53
                                                        --------------------  ----------------

Income (Loss) Before Income Taxes. . . . . . . . . . .                 (724)               19

Provision For Income Taxes . . . . . . . . . . . . . .                    -                10
                                                        --------------------  ----------------

Income (Loss) from Continuing Operations . . . . . . .                 (724)                9

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .  $              (724)  $             9
                                                        ====================  ================

Weighted Average Number of Common and
 Common Equivalent Shares Outstanding. . . . . . . . .                8,881             8,758
                                                        ====================  ================

Income (Loss) Per Common and
Common Equivalent Share:
 Net Income (Loss) . . . . . . . . . . . . . . . . . .  $              (.08)  $           .00
                                                        ====================  ================



     The accompanying notes are an integral part of the consolidated financial statements.



                             SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)


                                                        Three months ended
                                                          March 31, 1998      March 31, 1997
                                                       --------------------  ----------------
                                                           (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss) from continuing operations . . . .  $              (724)  $             9
 Adjustments:
   Depreciation and amortization. . . . . . . . . . .                  568               688
   Provision for losses on accounts receivable. . . .                  (20)              (76)
   Loss contingency (reversal)(Note 5). . . . . . . .                    -               (99)
 Changes in operating assets and liabilities:
   Decrease in accounts receivable
     and work in progress . . . . . . . . . . . . . .                1,104             1,826
   (Increase) in other assets . . . . . . . . . . . .                  (93)             (213)
   Decrease in accounts payable and
     accrued expenses . . . . . . . . . . . . . . . .                 (202)           (1,220)
   Decrease in accrued lease obligations. . . . . . .                   (6)             (104)
    (Decrease) in deferred revenue. . . . . . . . . .                 (309)             (244)
                                                       --------------------  ----------------
     Net cash provided by continuing operations . . .                  318               567

CASH FLOWS FROM INVESTING ACTIVITIES
 Capitalized software costs . . . . . . . . . . . . .                 (372)             (614)
 Purchases of equipment . . . . . . . . . . . . . . .                    -               (50)
     Net cash utilized in investing activities. . . .                 (372)             (664)
                                                       --------------------  ----------------

Effect of exchange rates on cash. . . . . . . . . . .                  (36)              (39)
                                                       --------------------  ----------------
Net increase (decrease) in cash and cash equivalents.                  (90)             (136)
Cash and cash equivalents at beginning of period. . .                  705             1,870
                                                       --------------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . .  $               615   $         1,734
                                                       ====================  ================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
 Interest . . . . . . . . . . . . . . . . . . . . . .  $               116   $           117
 Foreign taxes. . . . . . . . . . . . . . . . . . . .  $               176   $            23



     The accompanying notes are an integral part of the consolidated financial statements.

                       SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1  -  UNAUDITED  INTERIM  INFORMATION
     This report includes the consolidated financial statements of Scientific Software-Intercomp, Inc., ("the Company") and its wholly-owned subsidiaries. The Company has received extensive comment letters from the Staff of the Securities and Exchange Commission ("SEC") on its Forms 10-K for the years ended December 31, 1995 and 1997 and on its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company is responding to those comments. Resolution of some of the comments may result in certain revisions of those Forms, in addition to the restatement of the Company's financial statements for 1995, 1994 and 1993 as discussed below, and of the financial statements therein, which may also result in certain corresponding revisions to this report.
     As a result of procedures undertaken by the Company in responding to the comment letters from the SEC Staff as discussed above, as well as the separate SEC investigation of the Company's disclosures and financial statements for the years ended December 31, 1995, 1994 and 1993 which was concluded relating to the Company in September 1997, the Company has determined that restatements of the Company's financial statements for the years ended December 31, 1995, 1994 and 1993 are necessary. Completion of such restatements are currently in progress. As such restatements are completed, the Company intends to amend its 1997 Form 10-K to include the audited restated financial statements for the years ended December 31, 1995, 1994 and 1993, along with corresponding financial disclosures.
     The consolidated financial statements for the interim periods presented herein reflect all adjustments (which except as otherwise disclosed herein consist solely of normal recurring adjustments) which, in the opinion of the Company, are necessary to fairly present the results of operations, financial position, and cash flows, as of the dates and for the periods presented.
Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Notes to Consolidated Financial Statements included in the Company's Form 10-K for year ended December 31, 1997, which indicate that the financial statements of the Company have been prepared on a going concern basis, should be read in conjunction with these interim consolidated financial statements.
     On April 1, 1998, the Company announced that it had entered into a binding agreement with Baker Hughes Incorporated ("Baker") for Baker to acquire all of the outstanding shares of the Company which would result in Baker acquiring the Company's ongoing Exploration and Production (E&P) Consulting and Technology (reservoir software) businesses, subject to certain conditions. The sale does not include the Company's Pipeline Simulation Business assets which were purchased separately by LICENERGY on May 1, 1998 for $1.5 million in cash and the assumption of $145,000 of current liabilities.
     The agreement with Baker provides that the shareholders of the Company's common stock would receive a maximum of $.50 and a minimum of $.30 net per share in consideration for the acquisition, with the maximum and minimum amounts per share depending on the amount payable to Halliburton Company ("Halliburton"), the preferred shareholder of the Company. The amount payable to Halliburton would be in exchange for the preferred stock of the Company.
     The acquisition is subject to customary conditions as well as the approval of the Company's common shareholders.
     The Company's senior secured lenders, the Lindner Funds ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") have agreed to accept discounted terms of $1.4 million and $1.3 million respectively in satisfaction of the outstanding $6.5 million principal plus accrued interest and other obligations owed by the Company to the lenders. Halliburton has agreed to accept $2.5 million in cash in exchange for its $4.0 million preferred stock holding in the Company.
     As a result of the agreement with Halliburton, the Company expects the consideration payable to the Company's common shareholders to be approximately $.49 per share, subject to possible downward adjustment based on the results of Baker's continued due diligence.
     The agreement with Baker, while binding, will be further detailed in a subsequent customary definitive agreement between Baker and the Company, containing the terms set forth in the agreement announced on April 1, 1998.
     Closing of the acquisition is expected in the third quarter of 1998. Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among others, the financial strength and competitive pricing environment of the oil and gas service industry, product demand, market acceptance and new product development. Those and other risks are described in the Company's filings with the SEC.
NOTE  2  -  BANK  CREDIT  AGREEMENT
UNITED  STATES  LINES  OF  CREDIT.
     Effective April 16, 1997 the Company and Bank One agreed to extend the revolving credit facility through October 15, 1997. Due to the Company's improved cash position and decreased need for credit at that time, the revolving credit facility was decreased from $1.5 million to $.9 million. The collateral for the line is the Company's accounts receivable from non-U.S. domiciled customers to the extent necessary to collateralize the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary are collateral for The Lindner Dividend Fund ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") senior secured notes.
     On October 30, 1997, the Company and Bank One agreed to change the terms of the April 16, 1997 agreement to:
1.          Extend  the  maturity  date  to  November  30,  1997;
2. Change the interest rate from the bank's prime rate of interest to the bank's prime rate of interest plus one(1) percentage point; and
3. Limit the principal amount of the line of the revolving credit facility to $650,000.
     On November 30, 1997, the Company and Bank One agreed to extend the maturity date to August 15, 1998 and to reduce the principal amount of the line of the revolving credit facility to $230,000 after March 15, 1998. The credit line of $230,000 would remain available only to secure certain standby letters of credit. Subsequently, Bank One agreed that the revolving credit facility could remain at $650,000 in consideration of the Company's agreement to repay the principal outstanding balance on May 1, 1998. On May 1, 1998, the Company paid off the loan balance of $382,000 with interest.
The credit facility is supported by a guarantee from Exim Bank which reduces down as the credit line reduces and expires in full on August 15, 1998. The Company pays Exim Bank a fee equal to 1.5% of the guarantee and is required to purchase credit insurance for foreign receivables at a cost of $.38 per hundred dollars of the amount of the insured receivables.
     As of March 31, 1998 the balances of the revolving credit facility, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:




Revolving credit facility limit (limited by
insurance coverage and amounts of
qualified receivables)                        $650,000
                                              ========
Amounts outstanding:
  Short-term cash borrowings . . . . . . . .   379,856
  Letters of credit. . . . . . . . . . . . .  $267,537
                                              --------

Credit available . . . . . . . . . . . . . .  $  2,607
                                              ========




     At March 31, 1998, the Company was in violation of identical financial covenants with respect to its notes payable to Bank One, Lindner and
Renaissance, for which the Company has received waivers from Lindner and Renaissance for the reporting period.
     The covenants violated require that the Company's tangible net worth, as it and other covenant terms are defined in the covenants, exceed $(3 million); its net liabilities to net worth ratio not exceed 3 to 1; its current ratio exceed 1 to 1; and that the Company has positive annual cash flow at the end of the most recent fiscal year. As of March 31, 1998, the Company's tangible net worth, net liabilities to net worth ratio, current ratio, and annual cash flow, as defined under the covenants, were approximately $(9 million), 18 to 1, .58 to 1 and $(3 million), respectively.
     As of March 31, 1998, the Company continues to classify the notes payable to Lindner and Renaissance as long-term obligations since both Lindner and Renaissance have waived the financial covenant violations for the reporting period and indicated that they would not require repayment of the debt on demand. The Company's note payable to Bank One is classified as a short-term liability as of March 31, 1998 and was repaid in full on May 1, 1998.
     In addition, the Company has not made its interest payment due October, 1997 on the Lindner and Renaissance debt. Lindner and Renaissance have taken no action with respect to such defaults, and such defaults will be remedied by the agreements of Lindner and Renaissance discussed in Note 1 above if the pending sale of the Company to Baker discussed in Note 1 is completed.
NOTE  3  -  INCOME  TAXES
     The Company's income tax expense is primarily due to foreign taxes withheld at the source on sales in some foreign countries. Consequently, these taxes cause the Company's effective tax rate to vary from the Federal statutory rate. The Company incurred a current tax provision from foreign taxes and for that portion of the U.S. profit reported for this period that cannot be offset by the Company's loss carry forward.
NOTE  4  -COMMITMENTS
     The Company has extended the Houston office lease which expired April 30, 1998 to July 31, 1998.
NOTE  5  -  CONTINGENCIES
     To the knowledge of management, there are no significant claims pending or threatened against the Company or any of its subsidiaries.
     The  Wolf  Class  Action  Lawsuit settlement was completed on May 23, 1997.
          ----------------------------
The  Kinesix  Europe  Arbitration was settled in February, 1997.  The Securities
     ----------------------------                                     ----------
and  Exchange Commission (SEC) Investigation, as it pertains to the Company, was
  ------------------------------------------
completed on September 11, 1997.  The Securities and Exchange Commission Comment
                                      ------------------------------------------
Letters  are  still under discussion with the staff of the SEC.  There follows a
-------
description  of  these  issues.
     MARSHALL WOLF, ON HIS BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED VS. E. A. BREITENBACH, R. J. HOTTOVY, JIMMY L. DUCKWORTH, AND SCIENTIFIC SOFTWARE-INTERCOMP, INC. On October 5, 1995, a claim was filed in the United States District Court of the District of Colorado alleging that the Defendants, who included the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff sought to have the Court determine that the lawsuit constituted a proper class action on behalf of all persons who purchased stock of the Company during the period from May 20, 1994 through July 10, 1995, with certain exclusions, and the Company did not contest whether the claim constituted a proper class action.
     The Defendants and the Plaintiff initially reached agreement for settlement of the claim involving the payment of $1.1 million in cash, to be provided by the Company's liability insurer in a court-supervised escrow account, and the Company's issuance of warrants to purchase common stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value was $900K. The Company recorded a $900,000 loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim in accordance with Question 1 of SAB Topic 5:7. Subsequently, the settlement agreement was modified to eliminate the warrants and to provide for an additional $525K in cash, to be paid by the Company. The Company concluded that the foregoing settlement was in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required for such defense. On May 23, 1997, the final approval of the fairness of the settlement was granted by the Court. The Company paid $525K in cash and reversed a net $315K of the loss contingency reserve of $900K after applying additional incurred legal costs.
     ARBITRATION  NUMBER  70T  181  0038 96 D; KINESIX, A DIVISION OF SCIENTIFIC
     ---------------------------------------------------------------------------
SOFTWARE-INTERCOMP,  INC.  AND  KINESIX  (EUROPE)  LTD.,  AN  ENGLISH  COMPANY -
   -----------------------------------------------------------------------------
HOUSTON,  TEXAS.    The  Company,  through  Kinesix,  a Division of the Company,
   -------------
entered  into  a  Territory  Distributor  Agreement  with  Kinesix (Europe) Ltd.
   ---
("KEL"),  an  unaffiliated  entity  located  in  London,  U.K.   The Distributor
   ---
Agreement  required  under  most  circumstances  a  decision  from  the American
   ---
Arbitration  Association  ("AAA") before its termination could be effective.  On
   ---
March  4,  1996  the  Company  commenced  arbitration  seeking  declaration  of termination of the Distributor Agreement and money due the Company for receivables outstanding as of December 31, 1995 of $296,000 for which the Company had fully provided. Thereafter, KEL in writing advised its customer base that it had ceased to trade in Kinesix products. As a result of this action by KEL and pursuant to the Distributor Agreement, the Company had declared the Distributor Agreement terminated without the requirement of arbitration. In the interim, on April 1, 1996 KEL filed an answer and counterclaim with the AAA and asserted damages that exceed $1 million without substantiation.
     On October 1, 1996, a panel of the American Arbitration Association made an award in favor of KEL against the Company in the aggregate amount of $674,000. Such award was totally unanticipated by the Company and its counsel. On October 21, 1996, the Company filed a petition in a Texas state court seeking to have the award vacated on the grounds that the arbitrators erroneously denied the Company's request for a postponement of the arbitration hearing which prejudiced the Company in view of the claimant's failure to meet its obligation to disclose material testimony to be given at the hearing and that the arbitrators made a gross mistake of law in failing to apply a release and waiver given by the claimant following its knowledge of the complained of acts of the Company. The award in favor of KEL was settled in February 1997 for $575,000. The Company recognized an expense for the amount of the $674,000 award, which has been included in the loss from operation of the discontinued Kinesix Division for the year ended December 31, 1996, and included a liability of $674,000 in the balance sheet as part of other current liabilities. The Company recorded a credit to expense of $99,000 in first quarter 1997, representing the difference between $575,000 and the previously accrued amount of $674,000.
     SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. On September 11, 1997, the Company resolved the investigation by the Securities and Exchange Commission ("SEC") of the Company's disclosures and financial statements for the years ended December 31, 1993, 1994 and 1995. Without admitting or denying any of the allegations of the SEC, the Company settled the matter by consenting to the entry of a permanent injunction prohibiting future violations by the Company of
Section 17(a) of the Securities Act of 1933, and Sections 10 (b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder and to an order to restate the Company's financial statements for the years ended December 31, 1993, 1994 and 1995. The SEC staff has advised the Company that, with the entry of the permanent injunction, the investigation into this matter as to the Company has been concluded.
     SECURITIES AND EXCHANGE COMMISSION COMMENT LETTERS. The Company has received extensive comment letters from the Staff of the Securities and Exchange Commission ("SEC") on its Forms 10-K for the years ended December 31, 1995 and 1997 and on its Forms 10-Q for the quarters ended March 31, 1996 and June 30,
1996 and the financial statements included therein. The Company is responding to those comments. Resolution of some of the comments may result in certain revisions of those Forms in addition to the restatement of the Company's financial statements for 1995, 1994 and 1993 as discussed in Note 1 above, and of the financial statements therein, which may result in corresponding revisions to this report.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED  INTERIM  INFORMATION
     This report includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company has received extensive comments letters from the Staff of the Securities and Exchange Commission ("SEC") on its Forms 10-K for the year ended December 31, 1995 and 1997 and on its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial
statements  included  therein.    The  Company  is responding to those comments.
Resolution of some of the comments may result in certain revisions of those Forms, in addition to the restatement of the Company's financial statements for 1995, 1994 and 1993 as discussed in Note 1 of the Notes to Consolidated Financial Statements presented herein, and of the financial statements therein, which may also result in certain corresponding revisions to this report. The consolidated financial statements for the interim periods presented herein reflect all adjustments (which except as otherwise disclosed herein consist solely of normal recurring adjustments) which, in the opinion of the Company, are necessary to fairly present the results of operations, financial position, and cash flows, as of the dates and for the periods presented. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.
RESULTS  OF  OPERATIONS
     First quarter 1998 total revenue decreased 26% to $2.7 million compared to $3.6 million in 1997. Net loss was $724,000, or $(.08) per share in the first quarter of 1998, compared to a net income of $9,000, or $.00 per share in the first quarter of 1997.
     Comparative  revenue by business unit are set forth in the following table:





                      First Quarter
                      -------------
                          1998       1997   Pct. Change
                      -------------  -----  ------------
(In thousands)

E & P Consulting . .          1,207  1,822         (34%)
E & P Technology . .            828  1,215         (31%)
Pipeline Simulation.            673    597           13%
                      -------------  -----  ------------
 Total Revenue . . .          2,707  3,634         (26%)
                      =============  =====  ============


     The Exploration and Production (E & P) Consulting first quarter 1998 revenue decrease was partly caused by a reduction in the number of billable employees due to market competition for experienced personnel. Lower backlog, causing inefficiency, also reduced revenues.
     E & P Technology first quarter 1998 revenue decrease was caused by lower unit sales of the Petroleum WorkBench.
     Pipeline SiPipeline Simulation Business first quarter 1998 revenue was slightly ahead of the 1997 average quarterly revenue, helped by the release of the Company's new version of its TGNET product. The Pipeline Simulation assets were purchased by LICENERGY on May 1, 1998. The purchase was accounted for as a disposal of assets in accordance with Accounting Interpretations of Accounting Principal Board Opinion 30 (AIN-APB30).
     Backlog at March 31, 1998 was $3.5 million, down from the backlog at December 31, 1997 backlog of $4.2 million, partly due to difficulties experienced by the Company in the marketplace caused by ongoing uncertainty concerning its future.
COSTS  OF  CONSULTING  AND  TRAINING  AND  COSTS  OF  LICENSES  AND  MAINTENANCE
     Comparative percentage of costs to revenue by business line are set forth in the following table:



                               First Quarter
                               --------------
                                    1998       1997   Net Change
                               --------------  -----  -----------

Cost of Consulting & Training       108%        72%      (36%)
Cost of Licenses                    92%         86%      (6%)
Cost of Maintenance                 47%         35%      (12%)
Cost of Other Revenue                6%         35%       29%


     Costs of consulting and training as a percent of revenue increased in 1998 over 1997 due to lower revenue in relation to fixed costs.
     Costs of licenses and maintenance as a percentage of revenue increased in 1998 over 1997 due to the decline in revenue.
     The Company incurred a loss from operations of $596K in first quarter of 1998 compared to a loss of $13K in the first quarter of 1997. The Company reported a net loss of $724K in first quarter, 1998 compared to a net profit of $9K in 1997.
SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
     Selling, General and Administrative expense decreased $313K or 28% to $810K in the first quarter of 1998 from $1,123 million in the first quarter of 1997, as reductions in overhead, announced in December, 1997 impacted costs. SOFTWARE RESEARCH AND DEVELOPMENT
     The Company's software development and enhancement costs are accounted for in accordance with FASB Statement No. 86. The following table summarizes total costs of development and enhancement of the Company's software products for first quarter ended March 31, 1998 and 1997 respectively.



                                                First Quarter
                                                --------------
                                                     1998       1997
                                                --------------  -----
K                                                    $K
Software expenditures
Capitalized software costs                           $372       $614
Cost charged directly to operations                  100         118
Total software expenditures                          $472       $732
                                                ==============  =====

Software expenses charged to earnings
Cost charged directly to operations                  $100       $118
Amortization of capitalized software                 495         549
Total software expenses charged to   earnings
                                                     $595       $667
                                                ==============  =====



     The Company continues its commitment to the development and enhancement of its software products and expects significant product upgrades to be released in 1998, although operating losses in recent quarters and the lack of further equity investment has necessarily reduced the Company's software development expenditures.
LOSS  CONTINGENCY
     The Company recorded a credit to expense of $99,000 in the first quarter of 1997 related to the settlement of the Kinesix Europe Arbitration Award discussed in Note 5 of the Notes to Consolidated Financial Statements. The expense reversal represented the difference between the previously accrued loss contingency amount of $674,000 and the actual settlement payment of $575,000. INTEREST INCOME (EXPENSE)
     The following table summarizes the components of interest income (expense) during first quarter ended March 31, 1998 and 1997 respectively. The capitalized interest was included as a component of the capitalized cost of software development projects in progress in accordance with FASB Statement No. 34.




                        First Quarter
                       ---------------
                            1998         1997
                       ---------------  ------
(In thousands)
Interest income . . .  $            7   $  27
Interest incurred . .            (123)   (117)
Interest capitalized.              24     (30)
Net interest expense.  $          (92)  $(120)
                       ===============  ======



FOREIGN  EXCHANGE  LOSSES
     The Company is subject to risks associated with its various transactions in foreign currencies, primarily the British Pound and the Canadian Dollar, but the Company currently does not believe they are material. The Company continually monitors its risks and uses forward rates in the setting of exchange rates in the costing and pricing for significant projects to minimize risk. During the three months ended March 31, 1998, the Company reported a net foreign exchange loss of $36K compared to a net foreign exchange gain of $53K for the three months ended March 31, 1997.
FINANCIAL  POSITION
     The Company's working capital ratio at March 31, 1998 was .58 to 1.0, based on current assets of $5.0 million and current liabilities of $8.6 million. The Company's working capital ratio at December 31, 1997 was .67 to 1.0.
     Cash provided from operations was $323K for the three months ended March 31, 1998, compared to $567K for the year-ago period. The decline in cash provided from operations is primarily due to lower sales.
     Cash used in investing activities decreased $292K over the first quarter of 1997 due to the reduced costs for capital equipment. Total capitalized software for the full year 1998 is projected to be approximately $1.5 million, which the Company plans to fund from internal cash flows.
CASH  FLOW  FROM  OPERATIONS
     The Company has completed the financing and restructuring of the convertible debentures discussed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1997 and the bank revolving line of credit described in Note 2 above. The Company anticipates that it will have negative cash flow from operations in the second and third quarters of 1998. Although the proceeds from the sale of the Pipeline Simulation Business have improved the cash position of the Company by $1.5 million, the Company may not be able to meet its anticipated short-term (less than one year) operating needs. The Company does not anticipate that it will be successful in obtaining any required additional debt or equity financing at this time. The Company is in default on the interest payment due October, 1997 for the Lindner and Renaissance debt as discussed in
Note  2  of  the  Financial  Statements.
INFLATION
     The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.
FORWARD-LOOKING  INFORMATION
     From time to time, the Company or its representatives have made or may make
forward-looking  statements,  orally  or  in  writing.    Such  forward-looking
statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.
     Investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, profitability, liquidity, and generation of capital resources. These include: (i) technological and market conditions in the oil and gas industry and software industry, (ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source, (iii) increased governmental regulation, (iv) unexpected increases in competition, (v) possible inability to retain key employees.
     The risks identified here are not all inclusive. Furthermore, reference is also made to other sections of this report that include additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for Management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially
from  those  contained  in  any  forward-looking  statements.    Accordingly,
forward-looking statements should not be relied upon as a prediction of actual results.
PART  II  -  OTHER  INFORMATION
ITEM  1.    LEGAL  PROCEEDINGS
     To the knowledge of management, there are no significant claims pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company or its financial condition. See Note 5 of the Notes to Consolidated Financial Statements.
ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
     The Company is in default on the interest payment for the Lindner and Renaissance debt as discussed in Note 2 to the Financial Statements.
ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
a.          EX-27-  Financial  Data  Schedule.
b.          Reports  on  Form  8-K:
          Report on Form 8-K filed on February 13, 1998 reporting under Item 5 that the Company had signed a preliminary agreement with LICENERGY, A/S (LIC) of Birkeroed, Denmark, to sell its Pipeline Simulation Business to LIC.
          Report on Form 8-K filed on April 13, 1998, reporting under Item 5 that the Company had entered into a binding agreement with Baker Hughes Incorporated ("Baker") for Baker to acquire all of the outstanding shares of the Company which would result in Baker acquiring the Company's ongoing Exploration and Production (E&P) Consulting and Technology (reservoir software) businesses, subject to certain conditions. The sale does not include the Company's Pipeline Simulation Business which is being purchased separately by LICENERGY Inc.
          Report on Form 8-K filed on April 27, 1998 reporting under Item 5 that Dr. Robert G. Parish, Executive Vice President of the Company and Chairman and Managing Director, of Scientific Software-Intercomp, U.K. (Limited), a wholly owned United Kingdom subsidiary of the Company, was terminated on April 17, 1998.
          Report on Form 8-K filed on May 5, 1998 reporting under Item 5 that the Company has completed the previously announced sale of its Pipeline Simulation Business to LICENERGY, INC., a wholly owned subsidiary of LICENERGY A/S, Denmark.
                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




  SCIENTIFIC SOFTWARE-INTERCOMP, INC.




May 20, 1998 . . . . . . . . . . . . . . . . . .                                     /s/ George Steel
------------------------------------------------  ---------------------------------------------------
Date . . . . . . . . . . . . . . . . . . . . . .  George Steel, President and Chief Executive Officer
    (a principal executive officer and director)



May 20, 1998 . . . . . . . . . . . . . . . . . .  /s/ Barbara J. Cavallo
------------------------------------------------  ---------------------------------------------------
Date . . . . . . . . . . . . . . . . . . . . . .  Barbara J. Cavallo, Financial Controller