Form 10-K/A
period 1997-12-31
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1998-06-01
CIK 87822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                FORM 10-K/A NO. 1
[X]      Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act of
1934  for  fiscal  year  ended
                                DECEMBER 31, 1997
[   ]     Transitional Report Pursuant to Section 13 or 15 (d) of the Securities
Act  of  1934
                          COMMISSION FILE NUMBER 0-4882
                       SCIENTIFIC SOFTWARE-INTERCOMP, INC.
             (Exact name of Registrant as specified in its charter)
                          Colorado          84-0581776
                          --------          ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.          [    ]  Yes              [X] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment of this
Form  10-K.          [X]
The approximate market value of stock held by non-affiliates is $1,175,501 based upon 6,717,151 shares held by such persons and the close price of $.175 on March 31, 1998. The number of shares outstanding of the Registrant's no par value Common Stock at March 31, 1998 was 8,917,151.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                      INDEX
     PAGE
PART  I
     EXPLANATION  OF  AMENDMENT  TO  FORM  10-K  FOR  1997          5
     ITEM  1.    BUSINESS          5
          THE  COMPANY          5
               General          5
               History          7
               Strategy          7
          PRODUCTS,  SERVICES  AND  CUSTOMERS          9
               Exploration  and  Production    Products,  Services and Customers
9
               Pipeline  Simulation  Products,  Services  and  Customers      11
               Research  and  Development          12
          MARKETING,  SALES  AND  CUSTOMER  SUPPORT          12
               Marketing  Strategy          12
               Sales  Staff,  Locations  and  Customer  Support          12
          BACKLOG          13
          COMPETITION          13
          GEOGRAPHIC  AND  BUSINESS  LINE  DATA          14
               Geographic  Revenue  Data          14
               Business  Line  Data          15
          PROPRIETARY  RIGHTS          15
          EMPLOYEES          15
          SALE  OF  THE  COMPANY          16
          MANAGEMENT          17
               Directors  and  Executive  Officers          17
     ITEM  2.          PROPERTIES          19
     ITEM  3.          LEGAL  PROCEEDINGS          19
     ITEM  4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     19

PART  II
     ITEM  5.          MARKET  PRICE OF AND DIVIDENDS ON THE REGISTRANT'S     20
                    COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
     ITEM  6.          SELECTED  CONSOLIDATED  FINANCIAL  DATA          21
     ITEM  7.          MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL     24
                    CONDITION  AND  RESULTS  OF  OPERATIONS
          General          24
          FINANCIAL  POSITION          25
          Results  of  Operations          27
          Revenue          27
          Foreign  Revenue          28
          Backlog          29
          Costs of Consulting and Training and Costs of Licenses and Maintenance 29
          Selling,  General  and  Administrative  Expenses          30
          Recovery  of  Accounts  Receivable          30
          Software  Research  and  Development          31
          Settlement  of  Class  Action          31
          Interest  Income  (Expense)          32
          Foreign  Exchange  Losses          32
          Disposal  of  Kinesix  Division          32
          Sale  of  the  Assets  of  the  Pipeline  Business  Line          32
          STATEMENT  OF  CASH  FLOWS          33
          FORWARD-LOOKING  INFORMATION          34
     ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA        35
     ITEM  9.          CHANGES  IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON     71
                    ACCOUNTING  AND  FINANCIAL  DISCLOSURE
PART  III                    71
     ITEM  10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGEMENT     71
     ITEM  11.          EXECUTIVE  COMPENSATION          71

     ITEM  12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND     76
                    MANAGEMENT
     ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED TRANSACTIONS     77
PART  IV                    78
     ITEM  14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS     78
                    ON  FORM  8-K

PART  I
BASIS  OF  PRESENTATION
EXPLANATION  OF  AMENDMENT  TO  1997  FORM  10-K
     As previously disclosed in the original Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission ("SEC") on April 15, 1998, the Company has received an extensive comment letter from the Staff of the SEC on its Form 10-K for the year ended December 31, 1995, as well as other periodic SEC reports, and the financial statements included therein. The Company has also received subsequent comment letters from the SEC Staff, including a comment letter on the original 1997 Form 10-K.
     As a result of procedures undertaken by the Company in responding to such comment letters, as well as the separate SEC investigation of the Company's disclosures and financial statements for the years ended December 31, 1995, 1994 and 1993 which was concluded as to the Company in September 1997, the Company has determined to restate the Company's financial statements for the years ended December 31, 1995, 1994 and 1993. Accordingly, this amended filing of the 1997 Form 10-K includes audited restated financial statements for the year ended December 31, 1995, including a restated balance sheet as of December 31, 1995, and restated selected financial data with respect to the years ended December 31, 1995, 1994 and 1993. See Note 2 of the Notes to the Consolidated Financial Statements presented elsewhere herein for a further discussion of the restatement adjustments to the 1995 financial statements, including a table presenting certain amounts as restated compared to the corresponding amounts as originally reported. Such restatements also reflect for comparability purposes the disposition by the Company of the Kinesix division effective September 3, 1996. See Note 11 of the Notes to Consolidated Financial Statements presented elsewhere herein. Completion of the audited restatement of the Company's financial statements for the years ended December 31, 1994 and 1993 is currently in progress. When such restatement is complete, the Company intends to file with the SEC the audited restated 1993 and 1994 financial statements, along with corresponding financial disclosures, in a further amendment to this 1997 Form 10-K.
     In addition, this amended filing of the 1997 Form 10-K includes those items previously omitted from Part III of the original 1997 Form 10-K.
     Financial disclosures contained in this amended filing of the 1997 Form 10-K reflect, where appropriate, changes to conform to the restated financial statements included herein and to the Company's responses to the SEC Staff's comment letters. General information in the original 1997 Form 10-K that is not related to the foregoing changes was presented as of the April 15, 1998 original filing date or earlier, as indicated. Unless otherwise stated, such general information has not been updated in this amended filing.
ITEM  1.    BUSINESS
THE  COMPANY
GENERAL
     Scientific Software-Intercomp, Inc. (the "Company") develops and markets sophisticated software for the development and production and pipeline and surface facilities areas of the worldwide oil and gas industry and provides associated interdisciplinary technical support services, consulting and training. On April 1, 1998, the Company announced that it had entered into an agreement to be acquired by Baker Hughes Incorporated ("Baker"). See Note 14 of the Notes to Consolidated Financial Statements for a further discussion of the pending acquisition of the Company by Baker.
     The Company's Exploration and Production business lines consist of the Exploration and Production Consulting (E&P Consulting) business line and the
Exploration and Production Technology (E&P Technology) business line. E&P Technology markets computer-aided production software which provides oil and gas industry professionals with a comprehensive set of powerful cost-effective tools to describe, simulate and predict oil and gas production from reservoirs under alternative simulated development plans. These predictions are used to determine optimal development plans for maximizing recoverable reserves, thereby reducing oil and gas finding costs per equivalent barrel. The consulting services of E&P Consulting include integrated field development studies, 4-D seismic reservoir management, reserves audits, certifications and valuations, reservoir simulation, enhanced oil recovery and well performance studies and regional stratigraphic and petrophysical evaluations.
     The Company's Pipeline Simulation Business markets software for the simulation and monitoring of oil and gas pipelines, as well as software for various related applications including engineering design, leak detection, optimization of transportation efficiency and pipeline dispatcher training. The Pipeline Simulation Business consulting services include implementation of real time system projects, leak sensitivity analysis and design studies, operator training and product training courses, real time system tuning and optimization and expert witness testimony. During 1997, the Company's management and Board of Directors formulated and implemented a plan to improve the Company's financial performance through a merger, alliance or sale of the Company and to divest the Company of underperforming assets. As part of this plan, the Company sold the assets of the Pipeline Simulation Business to LICEnergy A/S, Inc. of Denmark (LIC) effective May 1, 1998 as discussed in Note 10 of the Notes to Consolidated Financial Statements.
     The consulting and training services are the single largest element of the Company's business, comprising 52% of the Company's total revenues in 1997. In the E&P Consulting business, consultants typically use the Company's products to carry out their project work, but software sales are generally standalone and do not generally result from the Consulting services. E&P Consulting revenues represented 55% of total Exploration and Production revenues in 1997. In the Pipeline Simulation Business, consulting services and sales of software are quite tightly linked. Consulting services in that division may include the integration of the Company's off-the-shelf software and sometimes may involve various degrees of customization; consulting and training revenues totaled 60% of the revenues of the Pipeline Simulation Business in 1997. Since its formation in 1968, the Company believes that it has established a reputation for technical excellence of its software products and consulting services in reservoir description, simulation and monitoring. In the late 1980s, the Company recognized the need to provide an integrated system of E&P Technology products that could be more broadly utilized by the oil and gas industry. Also, the availability of increasingly powerful and affordable computers enables the Company's E&P Technology software products to operate on UNIX -based workstations and personal computers, and more recently on Windows-based personal computers, with capabilities historically available only on mainframe computers. The Company has developed Petroleum WorkBench , an integrated software system that allows effective access to the Company's high technology stand-alone products. In 1997, new modules of Petroleum WorkBench were released which increased the technical breadth of this software package. These developments have had the effect of significantly expanding the market for the Company's software products from its historical market of research experts and technical specialists using mainframe computers to include non-expert industry professionals, such as petroleum engineers and geologists, using workstations or personal computers. These developments have also increased the functionality and ease of use of the Company's products to the oil and gas industry by lowering hardware costs and reducing the need to utilize these experts in order to take advantage of the Company's technology.
     The Company's objective is to be a leading provider of high technology computing solutions and quality consulting services in each of its industry areas. The Company's long range goal is to offer a fully integrated set of software products on personal computers that will permit non-expert professionals to describe, simulate, monitor and manage the complete range of reservoir development and production activities.
     The Company's executive offices are located at 633 17th Street, Suite 1600, Denver, Colorado 80202 and its telephone number is (303) 292-1111. HISTORY
     The Company, a Colorado corporation, was formed in 1968 and, since that time, has developed and marketed sophisticated applications software together with computer-related consulting services, principally for reservoir description and reservoir and pipeline simulation. The Company believes that it has established a reputation for technical excellence of its software products and consulting services in reservoir description, simulation and monitoring.
     In June 1983, the Company acquired Intercomp Resource Development and Engineering, Inc. ("IRDE"), which had developed additional software products for reservoir simulation. In January 1984, the Company acquired CRC Bethany International, Inc. ("CRC"), a wholly owned subsidiary of Crutcher Resources Corporation. The acquisition of CRC provided the Company with software systems that modeled real-time data, collected and stored by Supervisory Control and Data Acquisition ("SCADA") systems installed on oil and gas pipelines.
     Several trends, including lower oil and gas prices, have driven the oil and gas industry to reduce the risk and cost, and to increase the effectiveness, of development and production activities. This has led many energy companies to reduce budgets, and to reduce the employment of research and technical experts in the various petroleum industry disciplines, in favor of non-expert industry professionals. The Company recognized the need to provide an integrated system of products for use by these non-experts. By 1991, the Company had developed Petroleum WorkBench which provides the industry with broader access to
sophisticated  engineering  solutions.    Management  believes  that  these
developments, coupled with the availability of increasingly powerful and affordable personal computers, has opened a significant market for Petroleum WorkBench.
STRATEGY
     RECENT STRATEGY DEVELOPMENTS. During the period of December 1995 and January 1996, the Company determined that the cumulative effects of the releases of Windows 95, and Windows NT and new more powerful pentium-based PC's had significantly changed the broad market for corporate computing systems and software. During 1995, the Company successfully released the Windows version of the WorkBench product, constituting a major breakthrough for the Company. The reaction from the marketplace was very positive and the Company made a decision to fundamentally change its emphasis to the personal computer market, instead of the previous strategy of providing products for all segments of computer hardware mainframe, minicomputer, and personal computer markets. This decision was also encouraged by positive reaction from clients in the second half of 1995 to "WBserv," a personal computer application that allows for transfer of computationally intensive operations to servers and minicomputers.
     It then became apparent to the Company that the access point of software users would be based on desktop 32 bit technology. While extremely large and complex software such as that of the Company previously could not have operated on other than mainframe or minicomputer machines, the personal computers which have become available along with the continued enhancements of Distributed Computer Environments (DCE) makes it today possible to operate the software from a desktop PC.
     With the acceptance of the Company's Windows interface, which encompasses core software products plus graphical and interactive features of a Windows environment, the Company identified that the personal computer market would not only be another market for the Company's products--it would be the primary market. Accordingly, the Company decided to focus its future market and development activities on this new primary market. The Windows enhancement of the WorkBench software required little change to the code of the application software.
     In January 1996, Mr. George Steel, the Company's new chief executive officer, took a strategic view of the situation in which the Company found itself. He felt that the creeping environmental changes had reached a point that required rapid action and in fact presented the Company with a significant opportunity in the market place.
     This  recognition  resulted  in  changes  in  management  strategy to focus primarily on the personal computer market in the future. Essentially, this focus led to a different kind of software environment, in which most of the Company's software would be marketed as part of an integrated product, which includes significant non-technical software. Mr. Steel also introduced several other management strategies. Previously, the Company had been striving to achieve aggressive revenue targets, much of which entailed making new sales to new customers, many in widely dispersed international markets and in marketplaces with widely diverging computing platform environments. Mr. Steel's strategy was for the Company to focus on high quality performance in serving existing customers on Windows/PC platforms and thus to make acceptable profits. Mr. Steel believed that these significant changes in strategy were necessary to enable acceptable profitability performance and an adequate rate of return in future periods. Cost reductions were necessary, primarily staff reductions and reductions in the total of planned development expenditures in comparison to expenditure levels in 1995 and prior years. Rapid change was necessary and these strategies led to a narrowing of the computer platforms on which the Company's WorkBench product would be offered.
     The Company's strategy is to provide complete, high technology, computing solutions and other services for the development and production of oil and gas reservoirs and the pipeline transportation of oil and gas. The following sections discuss in detail how the Company is executing this overall strategy.
     INTEGRATION OF HIGH TECHNOLOGY PRODUCTS. Since its formation, the Company has developed a series of software products designed to describe, simulate and monitor oil and gas reservoirs, and to simulate and monitor oil and gas pipelines and surface facilities. These products include nearly all facets of technology necessary for field management and field monitoring in the oil and gas industry. The Company has begun integrating these products, which increases the functionality and ease of use of the high technology solutions provided by the Company's products.
     The Company's first integrated product, Petroleum WorkBench, includes six of the Company's major stand-alone E&P Technology products. It is the Company's intention to continue integrating its stand-alone products until the full breadth of the Company's technology is included within one integrated, easily accessible product, that will allow non-expert professionals working individually or in asset teams to work in multiple disciplines, using the same database and applications software.
     EXPANSION OF MARKETING EFFORTS AND CUSTOMER BASE. The Company believes that by continuing the integration and accessibility of its software, the market for its software and related consulting services can be expanded to increase sales to non-expert industry professionals. The Company intends to intensify its marketing efforts to this larger market, in addition to continuing to market its products to its established customer base of expert users.
     COMPLETE RANGE OF SERVICES. The Company believes that offering a complete range of consulting and training services is a critical component of its business. It intends to continue enhancing and expanding the range of consulting services to meet the growing requirements of its customers. The Company also believes that providing sophisticated and comprehensive consulting services promotes and advances acceptance and awareness of its products.
     TECHNICAL LEADERSHIP. The Company intends to continue developing new software products and enhancing existing software products, both internally and through jointly-funded development efforts, to respond to developments by competitors and changes in technology. The Company also intends to continue to attract and retain highly-skilled professionals in computer software programming and various petroleum industry disciplines in order to provide for the development and enhancement of its products and services. The Company intends to continue to evaluate, and, if attractive, acquire or license products and technologies which it believes are important to achieving its strategy.
     BAKER  ACQUISITION.   The Company believes that its prospective acquisition
by Baker, as discussed in Note 14 of the Notes to Consolidated Financial Statements, will better enable it to carry out the above described strategy. PRODUCTS, SERVICES AND CUSTOMERS
EXPLORATION  AND  PRODUCTION  PRODUCTS,  SERVICES  AND  CUSTOMERS
     The Company's products and related consulting services address the development and production areas of reservoir description and simulation. The Company's reservoir description products provide for the analysis of well logs and core, the use of seismic data, analysis of pressure and performance of wells, and mapping and analysis of the basic geology and reservoir rock parameters. Reservoir description data is then input into mathematical reservoir simulators offered by the Company to predict future production performance under various simulated development scenarios after matching historical performance. Use of reservoir simulation provides more accurate forecasts of oil and gas recovery and assists in the determination of how reservoirs should be optimally developed. The primary products being marketed by the Company are:
     Reservoir Description. This module has the capability of log and core analysis to calculate rock and fluid properties; and geological cross-section, mapping and contouring capability.
     Interpret/2 (well test analysis). Used to analyze pressure and flow tests of a well to predict reservoir flow capability and other formation parameters such as the location of barriers in the reservoir.
     WPM  (well  productivity  model).    Used  to  analyze  and  simulate  the
productivity of a well under various alternative completion practices, such as hydraulic fracturing and artificial lift, so that the optimum economics for the well can be achieved.
     PVT (pressure-volume-temperature characterization of hydrocarbon fluids). Used to analyze laboratory tests of oil and gas samples gathered from a reservoir to determine the accuracy of the data and to construct equations for use of the data.
     SimBest II (reservoir simulator for oil, water and gas). Used to model the behavior of an oil and gas reservoir in order to predict the results of various types of reservoir development options, such as in-fill drilling, water floods and gas injection, in order to determine the optimal development plan for the reservoir. The simulator calculates the flow of oil, water and gas in three dimensions through a complex reservoir, including the flow through the wellbores to the surface.
     COMP III, COMP 4, Comp5 (compositional reservoir simulators for oil, water and gas). Used when the complex fluid behavior in the reservoir requires that oil and gas be defined more precisely by their molecular components such as methane, ethane and propane. These simulators are most often used to simulate and determine the optimum development of gas reservoirs and oil reservoirs undergoing high pressure gas injection. The Company will be releasing in early 1998 a new compositional simulator, named Comp5, which combines features and functionality of COMP III and COMP 4. Comp5 will also be interfaced to the Petroleum WorkBench, thus combining the benefits of compositional simulation and of integrated reservoir management.
     THERM (thermal reservoir simulator). Used when modeling thermal enhanced oil recovery processes such as steam injection and in-situ combustion. This is the most complex simulator because it also includes mathematical simulation of such thermodynamic factors as heat combustion and combustion reaction kinetics. This simulator is used to predict optimum recovery using thermal enhanced recovery processes for reservoir development.
     AHM (adaptive history matching system for use with reservoir simulators). Used to help match a reservoir's historical production of oil, gas and water. A final calibrated (history matched) model can then be used to simulate future production under various hypothetical operating scenarios. This software includes such displays as color 3-D and 4-D (showing the passage of time) maps and simulated color visualizations of fluids flowing through the reservoir.
     PETROLEUM WORKBENCH (an integrated set of high technology products for reservoir management). This integrated set of products is used to perform reservoir description, simulation, and monitoring on a workstation or personal computer. Expert or non-expert professionals can use this integrated set of products to select optimal reservoir development plans using the highest technology more quickly and efficiently than with non-integrated and individually designed products. By delivering in a Microsoft Windows 95/NT PC-based integrated environment advanced petroleum technology originally developed for Unix workstations, the Petroleum WorkBench makes this technology accessible to a much larger market of professionals.
     The current release of the Petroleum WorkBench includes technology and applications for well core and log analysis; well test design and interpretation (Interpret/2); reservoir simulation (SimBest II) with graphical pre- and post-processing; production decline analysis; well performance modeling (WPM). This is combined with various graphical display capabilities, including mapping
and  cross-sections.    In  1997,  the  Company  released  a  new  module  for
geostatistical modeling, WBgeos. In early 1998, a new release will extend the graphical pre- and post-processor and the network interface, WBserv, for reservoir simulation to handle compositional simulation.
     WBgeos. A new add-on module released in the fourth quarter of 1997 which extends the reservoir modeling capabilities of the Petroleum WorkBench to include modern geostatistical technology. An alternative to traditional mapping of reservoir properties using contours (hand-drawn or computer-generated), geostatistics provide a better representation of the variation of these properties between wells, resulting in reservoir models more faithful to the real reservoir geology. As WBgeos is fully integrated to the reservoir simulation module in the WorkBench, higher quality geologic models can be readily simulated, yielding more efficient history matching and more reliable reservoir performance predictions.
     WBserv. The client/server option for the Petroleum WorkBench which allows engineers and geoscientists to use high-performance Unix workstations for compute-intensive applications like reservoir simulation while operating all interactive and graphical software in a desktop Windows 95/NT environment. With this network feature provided through a dedicated client/server module, a smaller number of high-end workstations can efficiently handle the needs of a team of users, a department, or an entire company spread across several geographic locations, resulting in lower Information Services capital and operating costs. Simultaneously, users remain in a familiar Windows computing environment, eliminating the need for users to be trained on workstations and their unfriendly Unix and X-Windows software systems, while benefiting from the high-performance computing this computer hardware offers.
     In addition, the Company has specialized simulators for gas producers and/or gas utilities: Omega (gas storage reservoir simulator) and Omnet (reservoir simulator for multiple gas storage reservoirs and surface network facilities and pipelines).
     The Company also provides consulting and training, on the use and application of the Company's products and technology to a client's reservoir management needs. The Company provides consulting services in the areas of geophysics, 4D seismic monitoring, geology, petrophysics, reservoir engineering
and  production  and  completion  engineering.    The  Company  has  designed
cost-effective exploitation methods, production and injection operations, and enhanced oil recovery schemes. The Company also performs reserve evaluations; special simulation techniques for artificial lift, horizontal drilling and massive hydraulic fracturing; and designs and recommends development plans for an entire oil field.
PIPELINE  SIMULATION  PRODUCTS,  SERVICES  AND  CUSTOMERS
     The Company's software and related services for the pipeline and surface facilities area simulate and monitor oil and gas pipelines and surface facilities, such as compressor stations, tank farms and pumping stations, for applications including engineering design, leak detection, real time modeling, optimization of transportation efficiency and pipeline operator training. The systems are used in either "real time" or "off-line" mode. In the real time mode, data is continuously collected by a SCADA system from various points along a pipeline, or from surface facilities, and used by the software for simulation and monitoring purposes. In the off-line mode, real-time data is not used and is replaced by user-provided data for engineering or training purposes. The Company's historical focus in this area has been on providing simulation and monitoring software to operators of large and complex pipelines and surface facilities. The primary software products marketed by the Company in this area include:
     TGNET (transient gas pipeline network simulator). Used off-line by pipeline engineers to study portions of gas pipeline networks in order to simulate the design and operation of the pipeline system.
     TLNET (transient liquid pipeline network simulator). Like TGNET, used off-line for liquid pipeline design and operations studies.
     MNET (multiphase pipeline network steady state simulator). Like TGNET, used off-line for pipeline design and operations studies for the simultaneous flow  of  oil,  gas  and/or  water.
     INTERACT (interactive pipeline network simulators). Used by pipeline engineers to plan future flows and to train pipeline dispatchers. INTERACT is comprised  of  two  separate  software  products  for  gas  and  liquid.
     PIPELINE  MONITOR I and II (leak detection and pipeline management software
for  intermediate  complexity  pipeline  networks).    Real  time  system  used
continuously by the pipeline operating staff to detect leaks and to manage pipeline operations. Versions are available for both oil and gas pipelines.
     ON-LINE SYSTEM (pipeline leak detection and management software). A series of software modules that can be integrated to provide leak detection plus additional options such as product batch tracking in liquid systems and compressor utilization for complex gas pipeline networks. The software operates continuously in real time, often with full backup computers, to manage complex pipeline operations.
     During 1997, the Company's management and Board of Directors formulated and implemented a plan to improve the Company's financial performance through a merger, alliance or sale of the Company and to divest the Company of underperforming assets. As part of this plan, the Company sold the assets of the Pipeline Simulation Business to LICEnergy A/S, Inc. of Denmark (LIC) effective May 1, 1998 as discussed in Note 10 of the Notes to Consolidated Financial Statements.
RESEARCH  AND  DEVELOPMENT
     The Company is committed to the continued enhancement of its petroleum industry software and to the development of software and services having new or related applications. The Company's objective is to develop products that are considered to be high quality and technically advanced that will meet the needs of the company's customers and enable them to grow and develop their reserves more cost effectively.
     In E&P Technology, a new version of Petroleum WorkBench was released in 1997 with the addition of a geostatistics module. Additional enhancements including conversion to an open architecture and updates to other modules are planned. The Company will be releasing in early 1998 a new compositional simulator named Comp5, which will replace Comp III. Development and upgrade of black oil and thermal is ongoing. In the Pipeline area, a new version of TGNET was released in 1Q 1998.
     During the years ended December 31, 1997, 1996 and 1995, the Company spent $3.4 million, $2.9 million and $5.5 million, respectively, for development of new products and the improvement and enhancement of existing products. MARKETING, SALES AND CUSTOMER SUPPORT
MARKETING  STRATEGY
     The Company's marketing strategy is to create customer awareness of existing and new products and to publicize its technical expertise through participation at technical meetings and conferences, publication of scientific papers, presentation of technical proposals to existing and potential customers, and sponsorship of product focus groups. The Company continually surveys the market and analyzes the products and services offered by the Company and its competitors in order to identify new developments, market trends and changing preferences and requirements of the market place. The Company will develop marketing plans specifically tailored for its products that identify the appropriate distribution channels to reach the target market or market segment and will permit the effective promotion of the products. The Company supports its customers by providing complete consulting, technical and training services by experts in computer systems and the various technical applications disciplines for all product areas.
SALES  STAFF,  LOCATIONS  AND  CUSTOMER  SUPPORT
     The Company sells its products, consulting and other services on a worldwide basis primarily through its direct sales force. Since sales of the Company's products require technical interaction with customers, members of the sales force generally are technically qualified as well as having significant sales and marketing experience. In addition, sales and marketing personnel are actively supported by technical personnel and senior management of the Company.
     Sales/support personnel are located in each of the Company's offices in Denver, Houston, Calgary, London, and Beijing, People's Republic of China. Local sales agents are utilized principally in countries in which local representation is necessary or appropriate. The Company markets certain of its products through local agents in certain foreign countries.
     The Company provides installation and product training, on-site consulting and 24-hour telephone availability of systems and technical experts as part of its customer support services.
BACKLOG
     The Company's backlog at December 31, 1997, 1996 and 1995, was $4.2 million, $6.7 million and $9.5 million, respectively, of which 76% of the 1997 amount is expected to be earned by December 31, 1998. Approximately 19% of year-end backlog for 1997 relates to Pipeline Simulation projects that were transferred with the sale of the Pipeline Simulation assets on May 1, 1998 as discussed in Note 10 of the Notes to Consolidated Financial Statements.
     Levels of backlog have declined in proportion to declines in annual revenue. End of year backlogs vary depending on the timing of major sales, but approximate to between 3 and 5 months of revenue.
COMPETITION
     The market for most of the products and services offered by the Company is highly competitive, although the number of competitors generally is limited. The principal competitive factors faced by the Company are product functionality, product obsolescence and competitors' worldwide marketing capability. Sales of the Company's products and services would be adversely affected should competitors introduce new products with better functionality, performance, price or other competitive characteristics.
     The principal competitors in the licensing and sale of development and production software are GeoQuest, a division of Schlumberger; Landmark, a subsidiary of Halliburton Company; and a number of smaller competitors.
     The competition in the licensing and sale of Pipeline Simulation software is fragmented with individual companies often marketing only one or two products. Significant competitors in software licensing and supply of related services of real time, on-line products in the leak detection and real-time modeling areas are Stoner and Associates and LIC.

GEOGRAPHIC  AND  BUSINESS  LINE  DATA
GEOGRAPHIC  REVENUE  DATA
     The following table sets forth the Company's consolidated revenues by geographic area for 1997, 1996 and 1995:

                           1997          1996          1995
                           ----          ----          ----
                                    (In thousands)


United States. . . . . . .  $ 3,536  $ 4,239  $ 6,542
Foreign:
 Far East. . . . . . . . .    2,415    3,849    4,191
 Middle East . . . . . . .      682      912    1,265
 Canada. . . . . . . . . .    1,142      880      924
 Europe. . . . . . . . . .    2,559    3,548    4,476
 Central and South America    1,693    2,861    2,299
 Africa. . . . . . . . . .       88    2,318    1,755
 Other . . . . . . . . . .      277      397        0
                            -------  -------  -------
Total Foreign. . . . . . .    8,856   14,765   14,910
                            -------  -------  -------
Total Revenue. . . . . . .  $12,392  $19,004  $21,452
                            =======  =======  =======



     Revenue derived from foreign sources amounted to 71%, 78% and 70% of total revenues for 1997, 1996 and 1995, respectively. Foreign revenue is subject to a number of factors such as political instability, changes in protective tariffs, tax policies, and export-import controls. See Note 8 of the Notes to Consolidated Financial Statements for information on foreign and domestic operations and the Company's United States export revenue.
     Much of the Company's business is conducted with large, established U.S. and foreign companies (sometimes acting as government contractors), governments and national petroleum companies of foreign governments. Qualifying foreign receivables are insured, subject to a deductible loss amount, under an insurance policy with the Foreign Credit Insurance Association, an agency of the United States Export-Import Bank. The Company performs credit evaluations when considered necessary and generally does not require collateral.

BUSINESS  LINE  DATA
     The following table sets forth the percentage of total revenue contributed by each of the Company's classes of products and services for 1997,1996 and 1995:

                           1997          1996          1995
                           ----          ----          ----


Exploration and Production
 Consulting and training .   46%   55%   50%
 Licenses and Maintenance.   32%   22%   26%
 Other . . . . . . . . . .    2%    1%    2%
                            ----  ----  ----
   Total . . . . . . . . .   80%   78%   78%
Pipeline Simulation
 Consulting and training .    8%   13%   13%
 Licenses and Maintenance.   11%    9%    8%
 Other . . . . . . . . . .    1%    *%    1%
                            ----  ----  ----
   Total . . . . . . . . .   20%   22%   22%
                            ----  ----  ----
Other. . . . . . . . . . .    *%    *%    *%
   Total . . . . . . . . .  100%  100%  100%
                            ====  ====  ====


*Less  than  1%.
     During 1997 and 1995, there was no single customer that accounted for 10% or more of the Company's revenue and the loss of which would have a material adverse effect on the Company's business. During 1996, the Company derived $2.3 million, or 12% of its consolidated revenue from the National Nigerian Petroleum Corporation.
PROPRIETARY  RIGHTS
     The Company has protected its proprietary computer software by restricting access to the underlying source code through technical means and by requiring its customers to enter into licensing arrangements that are protective of the Company's intellectual property rights in such software. For enforcement of its rights in the software, the Company relies upon laws relating to trade secrets and the misappropriation of confidential business information, as well as unfair competition laws, which are generally recognized in both state and international
judicial  proceedings.    Additionally,  the  Company  obtains  federal  and
international protection of its computer software through federal copyright and the international copyright protection afforded by the Berne Convention with reciprocal copyright protection in over 75 countries. To date, the Company has not sought to patent any of its computer software. While the Company does not rule out obtaining patent protection for computer software at some future time, the present procedure for obtaining patent protection would require the Company to secure a patent in the United States and all foreign countries where the software might be utilized, even though the patentability of software in some foreign countries remains questionable and in the process of patenting the software in the United States the Company would be required to fully disclose the source code to the public through its patent application.
     In addition, the Company requires all employees and consultants who have access to its proprietary information and software to execute confidentiality agreements.
EMPLOYEES
     As of December 31, 1997, the Company employed 88 persons full-time in all locations. The Company also engages technical consultants as required to complete project work.
SALE  OF  THE  COMPANY
     As discussed in Note 14 of the Notes to Consolidated Financial Statements, on April 1, 1998 the Company announced that it had entered into a binding letter agreement with Baker Hughes Incorporated ("Baker") to acquire all of the outstanding shares of Scientific Software-Intercomp, Inc. ("Company") which would result in Baker acquiring the Company's ongoing Exploration and Production businesses, subject to certain conditions. The sale does not include the Company's Pipeline Simulation Software assets which were purchased separately by LIC on May 1, 1998.
     The agreement with Baker provides that the shareholders of the Company's Common Stock will receive a maximum of $.50 and a minimum of $.30 net per share in consideration for the acquisition, with the maximum and minimum amounts per share depending on the amount payable to Halliburton Company ("Halliburton"), the preferred shareholder of the Company. The amount payable to Halliburton would be in exchange for the preferred stock of the Company.
     The acquisition is subject to customary conditions as well as the approval of the Company's common shareholders.
     The Company's senior secured lenders, the Lindner Funds ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") have agreed to accept discounted payments of $1.4 million and $1.3 million respectively in satisfaction of the outstanding $6.5 million principal plus accrued interest and other obligations owed by the Company to the lenders. Halliburton has agreed to accept $2.5 million in cash in exchange for its $4.0 million preferred stock holding in the Company. As a result of the agreement with Halliburton, the
Company expects the consideration payable to the Company's common shareholders to be approximately $.49 per share, subject to possible downward adjustment based on the results of Baker's continued due diligence.
     The agreement with Baker, while binding, will be further detailed in a subsequent customary definitive agreement between Baker and the Company, containing the terms set forth in the agreement announced on April 1, 1998.
     Closing  of  the  acquisition  is  expected  in  the third quarter of 1998.

                                   MANAGEMENT
DIRECTORS  AND  EXECUTIVE  OFFICERS
     The following table sets forth the names, ages and positions of the executive officers and the members of the Board of Directors of the Company as of December 31, 1997. All directors are normally elected for a term of one year and serve until their successors are elected and qualified. However, due to delays in resolving issues associated with the Company's financial statements as discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company has not completed a proxy statement and held a shareholder meeting for the election of directors since 1994.


Name                       Age                       Position
-------------------------  ---  ---------------------------------------------------
George Steel. . . . . . .   51  Chief Executive Officer, President and Director
Barbara J. Cavallo. . . .   52  Financial Controller
Edward F. Frazier . . . .   52  Corporate Secretary, Vice President Human Resources
Robert G. Parish, Ph.D. .   56  Executive Vice President-
        E&P Consulting
Dag G. Heggelund, Ph.D. .   35  Vice President - WorkBench Development
J. Marc Sofia . . . . . .   38  Vice President-E&P Technology
William B. Nichols, Ph.D.   69  Director
Edward O. Price, Jr.. . .   68  Chairman, Director
Jack L. Howard. . . . . .   35  Director


There are no family relationships among any of the executive officers or directors of the Company.
     Mr. Steel joined the Company in January, 1996, and was elected President, Chief Operating Officer and member of the Board of Directors, effective January 15, 1996. He was elected Chairman of the Board of Directors in May, 1996 and in December, 1997, with the approval of the Board of Directors, he chose to step down as Chairman but to continue his responsibilities as President, Chief
Executive Officer and as a Director of the Company. Mr. Steel has extensive technical and managerial experience in the international petroleum industry. He served as General Manager of Snyder Oil Company's affiliate, Command Petroleum, in the Bay of Bengal, India. Prior to that, he served as Vice President of Snyder's Julesburg Rocky Mountain Business Unit. Mr. Steel joined Geophysical Services, Inc. (GSI), the geophysical subsidiary of Texas Instruments, in 1969. In 1992, after GSI had become part of Halliburton Company, he was appointed President of their geophysical subsidiary, Halliburton Geophysical Services. He has a B.S. degree in Natural Science from St. Andrews in Scotland.
     Ms. Cavallo is a Certified Public Accountant in Texas and has over eighteen years financial management experience in the oil service industry. She joined the Company in October 1993 and is currently responsible for the consolidation of financial information for each of the operating divisions and the Company in total. Prior to joining SSI, Ms. Cavallo was associated with Highland Resources, Western Oceanic, Inc., and Oceaneering International, Inc., all in Houston. She received her Bachelor of Science degree in Accounting from Illinois State University and holds memberships in the National Certified Public Accountants Association, Texas Certified Public Accountants Association, Houston Chapter of Texas CPAs.
     Mr. Frazier joined the Company in September, 1981, and was elected Corporate Secretary in May, 1996. He has extensive managerial experience in all aspects of compensation, employee benefits and pension plans for employees in the United States, Canada and the United Kingdom. Prior to joining SSI, Mr. Frazier served with Coopers & Lybrand for ten years in Florida and Colorado in human resource management positions. He was associated with the Small Business Administration in Florida from 1967-1972, where he was involved in training and management development programs. Mr. Frazier has a B.S. degree in Business Administration from Florida Atlantic University. Mr. Frazier resigned from the Company and his position as Corporate Secretary and Vice President on January 23, 1998.
     Dr. Parish joined the Company in April, 1982 as Vice President of Technical Products in Europe and as of December 31, 1997 was Managing Director of SSI UK, Ltd., the Company's United Kingdom subsidiary. He was responsible for the E&P Consulting business line. He served as Division Vice President, Exploration and Production Products, from March, 1987 to October, 1990. From February, 1985 to March, 1987, he was Managing Director of the Company's U.K. subsidiary. Dr.
Parish has over twenty years experience in mathematical modeling and software engineering. He graduated from London University with a B.Sc. with honors in mathematics in 1963, and from North Carolina State University with a Ph.D. in statistics in 1969. Dr. Parish's employment with the Company was terminated in April 1998.
     Dr. Heggelund joined the Company in February 1993, as Product Manager for the Petroleum WorkBench and was promoted to Vice President in February 1996. Prior to joining the Company, he founded and was President of Technological Software Development Inc. Dr. Heggelund holds M.S. and Ph.D. degrees in Petroleum Engineering from Texas A&M University. He was Vice President, Petroleum WorkBench Development, until resigning from the Company on February 27, 1998.
     Mr. Sofia joined the Company in October 1985 as a senior engineer. He was promoted to manager in 1992 and to Vice President of the E&P Technology business line in May 1996. Mr. Sofia heads a team of professionals responsible for the development, marketing, sales, and technical support of the Company's E&P technology. Mr. Sofia joined Petro-Canada in September 1982 where he was involved in project engineering, well test interpretation, and reservoir engineering activities. He received a Bachelor's degree in Mechanical
Engineering  from  McGill  University  in  Montreal  in  1982.
     Dr. Nichols was employed by Hercules Incorporated in research and development for thirty-five years until his retirement in 1989. For the last ten years he held various managerial positions. He received his B.S. degree from Massachusetts Institute of Technology in 1950, and M.S. and Ph.D. degrees from California Institute of Technology in 1954 and 1957, respectively, all in chemical engineering. Dr. Nichols was elected to the Board of Directors of the Company in 1989.
     Mr. Price was employed by Chevron Oil Company and Saudi Aramco for over thirty-seven years until his retirement in 1990. For the last eleven years he held various executive positions with Saudi Aramco in Dhahran, Saudi Arabia, including Vice President of Petroleum Engineering and Vice President of Exploration and Production. Prior to that time he held various management positions in Chevron's operations in the U.S., Australia and Iran. He is currently a private investor and consultant and is a director of First National Bank, Mexia, Texas; Paragon Wireline Services; Advanced Reservoir Technologies and Middle East Services. He received B.S. degrees in both petroleum engineering and geological engineering from Texas A&M University in 1951 and completed course work for an M.S. degree from the same school in 1953. Mr. Price was elected to the Board of Directors of the Company in 1993. Mr. Price was elected Chairman of the Company in December, 1997.
     Mr. Jack Howard is a principal and fund manager of Mutual Securities, Santa Rosa, California, a division of Cowles, Sabol & Co., Inc., whose clients have a substantial holding in the Common Stock of the Company. Mr. Howard, is also a director of Gateway Industries and Roses Holdings. He has been a stockbroker for 12 years, specializing in locating, researching, and accumulating undervalued securities in businesses which were statistically inexpensive in relation to their cash flow and/or potential. He is a member of the management team of Steel Partners, a private investment fund. Mr. Howard is CFO of Roses and acting President of Gateway Industries. Mr. Howard was elected a Director of the Company in December, 1997.
ITEM  2.    PROPERTIES
     All  of  the Company's operations are conducted in leased space as follows:


                            Approximate     Current
Location                  Lease Expiration  Sq. Ft.  Annual Rent
------------------------  ----------------  -------  ------------
Denver, Colorado          May 2002           10,300  $    152,000
Houston, Texas            July 1998          10,000  $   113,750*
Calgary, Alberta, Canada  September 2001     10,700  $     31,000
Egham, Surrey, England    September 2008     10,500  $    276,000



     In addition, the Company maintains a small office in Beijing, People's Republic of China.
     *  $113,750  for  a  seven  month  period  from  January  to  July  1998.
ITEM  3.    LEGAL  PROCEEDINGS
     To  the  knowledge of management, there are no claims pending or threatened against  the  Company  or  any  of  its  subsidiaries  which  individually  or collectively could have a material adverse effect upon the Company, its financial condition, results of operations or cash flows.
     Securities and Exchange Commission Investigation. On September 11, 1997, the Company resolved the investigation by the Securities and Exchange Commission ("SEC") of the Company's disclosures and financial statements for the years ended December 31, 1993, 1994 and 1995. Without admitting or denying any of the allegations of the SEC, the Company settled the matter by consenting to the entry of a permanent injunction prohibiting future violations by the Company of
Section 17(a) of the Securities Act of 1933, and Sections 10 (b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder and to an order to restate the Company's financial statements for the years ended December 31, 1993, 1994 and 1995. The SEC staff has advised the Company that, with the entry of the permanent injunction, the investigation into this matter as to the Company has been concluded.
ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     The Company's Common Stock was traded on the Nasdaq National Market ("NNM") under the symbol "SSFT" until July 11, 1995, when the Company's stock was delisted from NNM as a result of the Company's failure to remain current in its public reporting obligations. Since July 11, 1995 the Company's Common Stock has traded in the over-the-counter market. The following are high and low prices of sales of the Company's Common Stock for the periods indicated during which the Company's Common Stock was traded on NNM, and the range of high and low closing bid quotations for the Company's Common Stock during the periods after July 11, 1995, as reported in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                          Quarter Ended          Prices
                          -------------

                   High    Low
                  ------  -----
                    1998
 First Quarter .    51/8   31/4
  First Quarter   $  .20  $.125
                    1997
 First Quarter .    51/8   31/4
  First Quarter.   .9375    .41
  Second Quarter     .70    .45
  Third Quarter.     .82    .45
  Fourth Quarter     .80   .125
                    1996
 First Quarter .    51/8   31/4
  First Quarter.    3.75   2.38
  Second Quarter    2.88   1.63
  Third Quarter.    1.88    .75
  Fourth Quarter     .94    .23
                    1995
  First Quarter.    6.63   5.88
  Second Quarter    5.88   3.00
  Third Quarter.    3.38   1.75
  Fourth Quarter    3.38   2.63



     At  March  31,  1998,  the  Company  had  approximately 450 stockholders of record.
     The Company has not paid dividends on its Common Stock for several years and does not intend to pay dividends on its Common Stock in the foreseeable future. The payment of dividends on the Company's Common Stock is also prohibited under the Company's current revolving credit facility.

ITEM  6.          SELECTED  CONSOLIDATED  FINANCIAL  DATA(1)


                                                        1997                  1996            1995       1994      1993
                                                --------------------  --------------------  ---------  --------  --------
          (Restated - Note 2)                   (Restated - Note 2)   (Restated - Note 2)
(Unaudited)                                         (Unaudited)
(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
 Consulting and training . . . . . . . . . . .  $             6,491   $            12,863   $ 13,530   $13,699   $16,257
 Licenses and Maintenance. . . . . . . . . . .                5,597                 5,864      7,356     7,647     8,590
 Other . . . . . . . . . . . . . . . . . . . .                  304                   277        566       436       501
   Total revenue . . . . . . . . . . . . . . .               12,392                19,004     21,452    21,782    25,348
                                                --------------------  --------------------  ---------  --------  --------
Costs and expenses:
 Costs of consulting and training. . . . . . .                8,204                 8,414      9,720    10,482    12,464
 Costs of licenses and maintenance . . . . . .                2,356                 3,636      5,103     4,964     2,324
 Costs of other revenue. . . . . . . . . . . .                  199                   190        340       261       278
 Selling, general and administrative . . . . .                3,886                 6,604     10,768     8,725     7,858
 Recovery of accounts receivable . . . . . . .                    -                (1,568)         -         -         -
 Provision for sale of Pipeline assets(4). . .                2,200                     -          -         -         -
 Research and development. . . . . . . . . . .                  919                   890        780       793     1,139
 Reduction in capitalized software costs . . .                    -                     -     13,926         -         -
   Total costs and expenses. . . . . . . . . .               17,764                18,166     40,637    25,225    24,063
                                                --------------------  --------------------  ---------  --------  --------
Income (loss) from operations. . . . . . . . .               (5,372)                  838    (19,185)   (3,443)    1,285
Other (expense). . . . . . . . . . . . . . . .                  (54)               (1,308)      (348)     (467)     (805)
                                                --------------------  --------------------  ---------  --------  --------
Loss before income taxes . . . . . . . . . . .               (5,426)                 (470)   (19,533)   (3,910)      480
Credit (provision) for income taxes. . . . . .                  (20)                   60       (200)     (260)     (375)
                                                --------------------  --------------------  ---------  --------  --------
Loss from continuing operations. . . . . . . .               (5,446)                 (410)   (19,733)   (4,170)      105
Discontinued operations
 Income (loss) from operations of
 Kinesix division(3) . . . . . . . . . . . . .                    -                  (878)    (5,164)       90       770
 Loss on disposal of Kinesix division(3) . . .                    -                  (478)         -         -         -
                                                --------------------  --------------------  ---------  --------  --------
   Net income (loss) . . . . . . . . . . . . .  $            (5,446)  $            (1,766)  $(24,897)  $(4,080)  $   875
                                                ====================  ====================  =========  ========  ========

Income (loss) per common share:
   Primary
   Continuing operations . . . . . . . . . . .  $             (0.61)  $             (0.05)  $  (2.41)  $  (.64)  $   .02
   Discontinued operations . . . . . . . . . .                    -                 (0.16)      (.63)      .01       .14
                                                --------------------  --------------------  ---------  --------  --------
   Net income (loss) . . . . . . . . . . . . .  $             (0.61)  $             (0.21)  $  (3.04)  $  (.63)  $   .16
                                                ====================  ====================  =========  ========  ========

   Fully diluted(5). . . . . . . . . . . . . .  $                 -   $                 -   $      -   $     -   $   .13
                                                ====================  ====================  =========  ========  ========

OTHER FINANCIAL DATA:
Revenue
 E&P Consulting. . . . . . . . . . . . . . . .  $             5,491   $             9,766   $ 10,091   $10,711   $11,526
 E&P Technology. . . . . . . . . . . . . . . .                4,436                 4,935      6,796     5,944     6,404
 Pipeline Simulation . . . . . . . . . . . . .                2,465                 4,303      4,565     5,127     8,230
                                                --------------------  --------------------  ---------  --------  --------
   Total Revenue . . . . . . . . . . . . . . .  $            12,392   $            19,004   $ 21,452   $21,782   $26,160
                                                ====================  ====================  =========  ========  ========
BALANCE SHEET DATA:
Working capital. . . . . . . . . . . . . . . .  $              (247)  $             2,270   $ (3,092)  $ 5,953   $  (920)
Total assets . . . . . . . . . . . . . . . . .               14,878                22,708     24,186    46,767    40,091
Long-term obligations, net of current portion
                                                              7,172                 7,147      2,519     3,060     4,848
Redeemable convertible preferred stock . . . .                4,000                 4,000      4,000     4,000     4,000
Stockholders' equity (deficit) . . . . . . . .  $            (2,483)  $             3,037   $  4,110   $31,552   $15,780
                                                ====================  ====================  =========  ========  ========



(1) The above table sets forth a summary of selected consolidated financial data for the Company as of December 31, 1997, 1996, 1995, 1994 and 1993 and for each of the years then ended. With respect to selected consolidated financial data as of December 31, 1997, 1996 and 1995 and for each of the years then ended, such data is derived from the audited consolidated financial statements presented elsewhere herein and should be read in conjunction with such financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." As discussed under the "Explanation of Amendment to 1997 Form 10-K" caption above, the Company has received extensive comment letters from the Staff of the SEC on various periodic SEC reports and the Company's financial statements included therein. As a result of procedures undertaken by the Company in responding to such comment letters, as well as the separate SEC investigation of the Company's disclosures and financial statements which was concluded as to the Company in September 1997, the Company has determined to restate the Company's financial statements for the years ended December 31, 1995, 1994 and 1993. With respect to selected consolidated financial data as of December 31, 1995, 1994 and 1993 and for each of the years then ended, such data reflects such restatements. See Note 2 of the Notes to Consolidated Financial Statements for a further discussion of the restatement adjustments to the 1995 financial statements, including a table presenting certain amounts as restated compared to the corresponding amounts as originally reported. Such restatements also reflect for comparability purposes the disposition by the Company of the Kinesix division effective September 3, 1996. See Note 11 of the Notes to Consolidated Financial Statements presented elsewhere herein. As previously reported in the Selected Consolidated Financial Data presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, (i) total revenues for 1994 and 1993 were $27,909 and $30,314, respectively, including Kinesix division amounts of $3,289 and $4,154, respectively, (ii) income (loss) from operations for 1994 and 1993 was $(4,163) and $2,892, respectively, including Kinesix division amounts of $(135) and $426, respectively, and (iii) net income (loss) for 1994 and 1993 was $(4,890) and $1,712, respectively (all amounts are in thousands). Completion of the restatement of the Company's financial statements for the years ended December 31, 1994 and 1993 is currently in progress. When such restatement is complete, the Company intends to file audited restated 1993 and 1994 financial statements, along with corresponding financial disclosures, in a further amendment to this 1997 Form 10-K.
(2) Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among others, the financial strength and competitive pricing environment of the oil and gas service industry, product demand, market acceptance, and new product development. Those and other risks are described in the Company's filings with the SEC.
(3) On October 9, 1996, the Company announced the execution of final contracts for the previously announced sale of the net assets and business of its graphical user interface segment, otherwise known as the Kinesix division, to a group including the former President of the Kinesix division. The sale of this segment of the Company's business was part of management strategy to narrow the focus of the Company's activities to its primary market of the oil and gas industry. The consideration to the Company in the transaction was $410,000 including cash of $376,000 which was received by the Company in October 1996, a note receivable for $32,000, and the purchaser's assumption of liabilities totaling $59,000. The measurement date for accounting for the disposal was August 26, 1996, the date on which management decided to sell the Kinesix division and the disposal date was September 3, 1996, the effective date of the transaction. The transaction resulted in a loss on disposal of $478,000, which included estimated losses to be incurred by the Kinesix division from the measurement date to the date of disposal of $66,000. From the measurement date to the balance sheet date of September 30, 1996, the Company incurred a net loss of $66,000 in operating the Kinesix division, which was charged to a reserve that was recorded in accounting for the loss on disposal. Loss from operation of the discontinued segment from January 1, 1996 to the measurement date was $878,000, including recognition of an expense of $674,000 related to an award against the Company by the American Arbitration Association, which is discussed in Note 11 to the Consolidated Financial Statements.
(4) During 1997, the Company's management and Board of Directors formulated and implemented a plan to improve the Company's financial performance through a merger, alliance or sale of the Company and to divest the Company of underperforming assets. As part of this plan, the Company announced on January 5, 1998 an intent to sell the Pipeline Simulation assets. These assets as of December 31, 1997 were estimated to have a net carrying value of $3.9 million. On May 1, 1998, the Company sold the assets of the Pipeline Simulation business line to LIC, resulting in consideration to the Company of $1.5 million in cash and the assumption by LIC of current obligations of $145,000. Based on fair market value estimates, the Company recorded in 1997 a provision of $2.2 million to write down the carrying amounts of the Pipeline assets to estimated fair value less cost to sell. The Pipeline Simulation business line recorded sales of $2.5 million, $4.3 million, $4.6 million, $5.1 million and $8.2 million and contributed a net loss of $1.3 million, $.4 million, $1.4 million, $2.6 million and $.4 million in 1997, 1996, 1995, 1994 and 1993, respectively, excluding the provision for the loss of sale of Pipeline assets recorded in 1997.
(5) See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the Company's policy regarding the presentation of fully diluted income (loss) per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
7.1          GENERAL
     The Company develops and markets sophisticated software for the development and production and pipeline and surface facilities areas of the worldwide oil and gas industry and for graphical user interface applications.
     The following discussion is management's assessment of the Company's historical financial performance and condition. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes thereto. The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern. As discussed in Note 1 of the Notes to Consolidated Financial Statements contained herein, the Company has experienced recurring losses from operations and has a significant accumulated shareholders' deficit, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's plans in this regard are discussed below and in Note 1 of the Notes to Consolidated Financial Statements.
     As discussed in Note 14 of the Notes to Consolidated Financial Statements, on April 1, 1998, the Company announced that it had entered into a binding agreement pursuant to which the Company would be acquired by Baker Hughes Incorporated ("Baker"), excluding the assets of the Company's Pipeline Simulation Business which were sold to LIC on May 1, 1998 as discussed in
Section 7.3.13 below. The acquisition of the Company by Baker is subject to customary conditions, as well as the approval by the Company's shareholders. It is currently expected that the closing of the acquisition will occur in the third quarter of 1998.
     The Company recognizes software license revenue on delivery provided that a legally-binding licensing agreement containing all material terms has been executed, there are no remaining significant obligations and that collection of the resulting receivable is probable. In a contract where the remaining obligations are insignificant such as installation, training and testing, the allocable revenue is deferred and recognized upon completion of performance. The Company does not recognize any software revenue until all significant vendor
obligations  are  met.    Software  maintenance  revenue  is  recognized  on  a
straight-line basis over the term of the contract. Certain combined software and service contracts are accounted for using the percentage of completion method with contract revenue recognized based on: (a) value-added output measures of progress for the software portion of the contract after meeting certain specified contractual criteria, and having used the installed software in completing specifications for the engineering services on the project, which have been accepted by the client, and (b) input measures of work performed on an hours-to-hours basis for the services portion of the contract. Fixed-price contract revenue is recognized using the percentage of completion method, calculated on the ratio of labor hours incurred to total projected labor hours. Losses on contracts accounted for using the percentage of completion method are recognized at the time they are identified. See Note 3 of Notes to Consolidated Financial Statements.
     As discussed under the "Explanation of Amendment to the 1997 Form 10-K" caption above, the Company has received extensive comment letters from the Staff of the SEC on various periodic reports of the Company filed with the SEC, and the Company's financial statements included therein. As a result of procedures undertaken by the Company in responding to such comment letters, as well as the separate SEC investigation of the Company's disclosures and financial statements for the years ended December 31, 1995, 1994 and 1993 which was concluded as to the Company in September 1997, the Company has determined to restate the Company's financial statements for the years ended December 31, 1995, 1994 and 1993. The Company has completed the restatement of its financial statements for the year ended December 31, 1995, which are presented elsewhere herein. See
Note 2 of the Notes to the Consolidated Financial Statements for a further discussion of the restatement adjustments to the 1995 financial statements, including a table presenting certain amounts as restated compared to the corresponding amounts as originally reported. Such restatement also reflects for comparability purposes the disposition by the Company of the Kinesix division effective September 3, 1996. See Note 11 of the Notes to Consolidated Financial Statements. Completion of the audited restatement of the Company's financial statements for the years ended December 31, 1994 and 1993 is currently in progress. When such restatement is complete, the Company intends to file with the SEC as an amendment to the 1997 Form 10-K the audited restated 1993 and 1994 financial statements, along with corresponding financial disclosures. Including the restatement of revenues from continuing operations to reclassify in loss from discontinued operations the $2.0 million in 1995 revenues attributable to the Kinesix Division, total revenues for 1995 have been reduced from the amount previously reported by $2.6 million, from $24.1 million to $21.5 million. In addition, the 1995 restatement resulted in a reduction of the net loss from the amount previously reported by $27,000, from $24,924,000 to $24,897,000.
7.2          FINANCIAL  POSITION  AND  FINANCING  AGREEMENTS
     At December 31, 1997, the Company's working capital ratio was .96 to 1, based on current assets of $5.9 million and current liabilities of $6.2 million. The Company's working capital was 1.27 to 1 at December 31, 1996 based on current assets of $10.8 million and current liabilities of $8.5 million. At December 31, 1995, the Company's working capital was .77 to 1, based on current assets of $10.5 million and current liabilities of $13.6 million.
     The Company has obtained the following financing and restructuring of convertible debentures and bank revolving line of credit:
- In April 1996 Lindner Funds ("Lindner"), whose parent company, Ryback Management Corporation, was then a 14% shareholder and is currently a 19% shareholder of the Company, invested $5 million in the Company in exchange for a senior secured note at 7% payable in five years and non-detachable warrants to purchase 1.5 million shares of the Company's Common Stock at an exercise price of $3.00 per share for five years.
- In April 1996 Renaissance Capital Partners II, Ltd. ("Renaissance") converted $250,000 of principal of its convertible debentures for 282,218 shares of the Company's Common Stock and converted the balance of $1.5 million principal of its convertible debentures into a senior secured note at 7% payable in five years and non-detachable warrants to purchase 450,000 shares of the Company's Common Stock at an exercise price of $3.00 per share for five years. The terms of the secured note and non-detachable stock purchase right are substantially the same as for those issued to Lindner Funds.
- The Lindner and Renaissance transactions were accounted for under Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and
                                             -----------------------------------
Debt  Issued  with  Stock Purchase Warrants, by accounting for the notes and the
--------------------------------------------
non-detachable  warrants  as a single obligation with no separate value assigned
--
to  the  warrants.
- Effective April 1, 1996 Bank One and the Export-Import Bank of the United States ("Exim Bank") restructured and renewed a bank line of credit for the Company to April 15, 1997. Bank One established a revolving line of credit pursuant to which the Company could utilize up to $1.5 million for (a) short-term borrowings for working capital purposes and (b) the issuance of letters of credit for bid guarantees, performance bonds and advance payment guarantees. Under the terms of the bank credit agreement, in April 1996 the Company repaid the $2.9 million balance then owed pursuant to the previous line of credit, using proceeds from the Lindner and Renaissance Senior Secured Notes. In October 1996, The Company repaid the $750,000 balance owed pursuant to the bank credit agreement as of September 30, 1996. Effective April 16, 1997 the Company and Bank One agreed to extend the revolving credit facility through
October 15, 1997. Due to the Company's improved cash position and decreased need for credit at that time, the revolving credit facility was decreased from $1.5 million to $.9 million. The collateral for the line is the Company's accounts receivables from non-U.S. domiciled customers to the extent necessary to collateralize the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary are collateral for the Lindner and Renaissance senior secured notes.
     On October 30, 1997, the Company and Bank One agreed to change the terms of the April 16, 1997 agreement to:
1.          Extend  the  maturity  date  to  November  30,  1997,
2. Change the interest rate from the bank's prime rate of interest to the bank's prime rate of interest plus one (1) percentage point, and
3. Limit the principal amount of the line of the revolving credit facility to $650,000.
     On November 30, 1997, the Company and Bank One agreed to extend the maturity date to August 15, 1998 and to reduce the principal amount of the line of the revolving credit facility to $230,000 after March 15, 1998. The credit line of $230,000 would remain available only to secure certain standby letters of credit. Subsequently, Bank One agreed that the revolving credit facility could remain at $650,000 in consideration of the Company's agreement to repay the principal outstanding balance on May 1, 1998. On May 1, 1998, the Company paid off the loan balance of $382,000 with interest.
     The credit facility is supported by a guarantee from Exim Bank which reduces down as the credit line reduces and expires in full on August 15, 1998. The Company pays Exim Bank a fee equal to 1.5% of the guarantee and is required to purchase credit insurance for foreign receivables at a cost of $.38 per hundred dollars of the amount of the insured receivables.
     As of December 31, 1997 the balances of the revolving credit facility, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:



Revolving credit facility limit  $650,000

Amounts outstanding:
  Short-term cash borrowings. .   382,000
  Letters of credit . . . . . .   257,000
                                  639,000
                                 --------
Credit available. . . . . . . .  $ 11,000
                                 ========


     The Company has completed the financing and restructuring of the convertible debentures and the bank revolving line of credit described above. The Company anticipates that it will have negative cash flow from operations in the second and third quarters of 1998. Although the proceeds from the sale of the Pipeline Simulation Business in May 1998 have improved the cash position of the Company by $1.5 million, the Company may not be able to meet all of its anticipated short-term (less than one year) operating needs. At this time the Company does not anticipate that it will be successful in obtaining any required additional debt or equity financing.
     At December 31, 1997, the Company was in violation of identical financial covenants with respect to its notes payable to Bank One, Lindner and
Renaissance, for which the Company has received waivers from Lindner and Renaissance for the reporting period.
     The covenants violated require that the Company's tangible net worth, as it and other covenant terms are defined in the covenants, exceed $(3 million); its net liabilities to net worth ratio not exceed 3 to 1; its current ratio exceed 1 to 1; and that the Company has positive annual cash flow at the end of the most recent fiscal year. As of December 31, 1997, the Company's tangible net worth, net liabilities to net worth ratio, current ratio, and annual cash flow, as defined under the covenants, were approximately $(5.8 million), 7.42 to 1, .96 to 1, and $(5.4 million), respectively.
     As  of  December  31,  1997,  the  Company  continues to classify the notes payable to Lindner and Renaissance as long-term obligations since both Lindner and Renaissance have waived the financial covenant violations for the reporting period and indicated that they would not require repayment of the debt on demand. The Company's note payable to Bank One is classified as a short-term liability as of December 31, 1997 and was repaid in full on May 1, 1998.
     In addition, the Company has not made its interest payment due in October 1997 on the Lindner and Renaissance debt. Lindner and Renaissance have taken no action with respect to such defaults, and such defaults will be remedied by the agreements of Lindner and Renaissance discussed in Note 14 of the Notes to Consolidated Financial Statements if the pending sale of the Company to Baker discussed in Note 14 is completed.
     The term of a bank line of credit of the Company's United Kingdom subsidiary ended in May 1996 and the outstanding balance of $300,000 was repaid along with accrued interest. The term of a bank line of credit of the Company's Canadian subsidiary ended in May 1996. There were no outstanding borrowings under this facility.
7.3          RESULTS  OF  OPERATIONS
7.3.1          REVENUE
     The following table sets forth revenues by business line for 1997, 1996 and 1995 (in thousands):


                       1997     1996     1995
                      -------  -------  -------
(Restated)

E&P Consulting . . .  $ 5,491  $ 9,766  $10,091
E&P Technology . . .    4,436    4,935    6,796
Pipeline Simulation.    2,465    4,303    4,565
Total Revenue. . . .  $12,392  $19,004  $21,452
                      =======  =======  =======



Comparison  of  1997  to  1996
     Total revenues decreased 35% to $12.4 million in 1997 from $19.0 million in 1996. All business lines of the Company experienced a decline in revenues due to a decreased level of sales.
Revenue in E&P Consulting decreased 44% to $5.5 million in 1997 compared to $9.8 million in 1996. Revenues in 1996 included revenue of $2.3 million recognized upon collection of a foreign receivable for work performed prior to 1996 and recognized as revenue in those periods, however, was subsequently written off to bad debt during 1995 as collection of the receivable was no longer anticipated by the Company. (See section 7.3.7). Revenue in 1997 declined as a result of the decrease in the number of billable personnel caused by personnel attrition resulting from the competitive market for experienced personnel. During the year the Company initiated steps to replace the personnel who had left the Company. Revenues in E&P Technology decreased 10% to $4.4 million in 1997 compared to $4.9 million in 1996. The Company introduced new products and product upgrades to existing software in 1997, but increasing competition and high investment by the Company's two principal competitors limited sales.
Revenues in Pipeline Simulation, the assets of which were sold to LIC on May 1, 1998 as discussed in Section 7.3.13 below, decreased 42% to $2.5 million in 1997 compared to $4.3 million in 1996. Sales declined partly as the result of increasing competitive price and market share pressure, and partly as the result of delays in the completion of several major projects
Comparison  of  1996  to  1995
     Total revenues decreased 12% to $19.0 million in 1996 from $21.5 million in 1995. Most of the decline in revenue was in the E&P Technology business line. Revenue in E&P Consulting decreased 3% to $9.8 million in 1996 compared to $10.1 million in 1995. Revenues in 1996 included revenue of $2.3 million recognized upon collection of a foreign receivable for work performed prior to 1996 and recognized as revenue in those periods, however, was subsequently written off to bad debt during 1995 as collection of the receivable was no longer anticipated by the Company. (See section 7.3.7)
Revenues in E&P Technology decreased 28% to $4.9 million in 1996 compared to $6.8 million in 1995. The decrease was primarily attributable to the significant non-recurring sale in 1995 of 30 copies of the Company's Petroleum WorkBench software to a major U.S. oil and gas company.
Revenues in Pipeline Simulation decreased 4% to $4.3 million in 1996 compared to $4.5 million in 1995, with sales of the Company's upgraded software product released in March 1996, TGNET Windows, offsetting a reduction in project revenues.
The Company's number of days' revenues outstanding in accounts receivable (DRO) has historically been relatively high due to the nature and terms of many of the Company's revenue contracts and due to the relatively slow-paying nature of several of the foreign entities with which the Company has done business. The Company has taken measures in this regard to improve contractual payment terms and to improve business processes to reduce the DRO. As a result, DRO has decreased from 1995 to 1997.
7.3.2  FOREIGN  REVENUE
     Revenue derived from foreign sources during 1997, 1996 and and 1995 is set forth below:


                  Revenue From
                     Foreign      Percentage of
                     Sources      Total Revenue
                 ---------------  --------------
                 (In thousands)
1997. . . . . .  $         8,856             71%
1996. . . . . .           14,765             78%
1995 (Restated)           14,910             70%



     Management believes that foreign revenue will continue to be an important factor in the Company's business. See "Business Geographic and Business Line Data" for information regarding the particular geographic areas in which the Company generated foreign source revenue during these periods. Levels of export revenues are subject to a number of factors, including market changes, competitive pressures, political instability, changes in protective tariffs, tax policies and export-import controls.
Comparison  of  Foreign  Revenues  for  1997,  1996  and  1995.
     Foreign revenues have continued to grow as a percentage of total revenue since the early 1990's when oil and gas companies started to spend a larger part of their budget in non-USA exploration and development. The Company expects that foreign revenues will vary on an annual basis as significant projects are started and completed, but will probably now remain in the order of 70% to 80% of total revenues.
     In 1995, the Company's foreign operations experienced an aggregate loss from operations of $9.8 million, which was primarily attributable to the portion of the 1995 write-down of capitalized software and bad debt provision allocable to foreign operations. See Note 13 of the Notes to Consolidated Financial Statements
U. S. export revenues as presented in Note 8 of the Notes to Consolidated Financial Statements were generated primarily through non-recurring software sales in the Pipeline Simulation and E&P Technology business lines and through large Pipeline Simulation consulting projects. The nature of these export revenues can result in significant variations from year to year.
In the Far East, U.S. export revenues have predominantly been Pipeline projects, with a major revenue milestone on a significant project occurring in 1996. Thus, revenue is high ($1.5 million) in 1996 by comparison to 1995 and 1997. Central/South America projects have generally been E&P Consulting projects. As financial performance on these projects has often been unsatisfactory, the Company has de-emphasized this market. Accordingly, revenues in 1995 and 1996 have declined to $1.7 million in 1997.
U.S. export revenues in Europe, which result primarily from Pipeline projects, decreased in 1997 as the Company focused its Pipeline resources in other parts of the world.
U.S. export revenues in Canada are generally small, non-recurring Pipeline projects and thus revenues are quite variable. In addition, the Company does not cover the Canada market with permanent sales staff.
7.3.3          BACKLOG
     Backlog at December 31, 1997, 1996 and 1995 was $4.2 million, $6.7 million and $9.5 million, respectively, of which 76% is expected to be earned by December 31, 1998. Approximately 19% of year-end backlog for 1997 related to Pipeline projects which were transferred with the sale of the assets of the Pipeline Simulation Software effective May 1, 1998.
     Levels of backlog have declined in proportion to declines in annual revenue. End of year backlogs vary depending on the timing of major sales, but approximate to between 3 and 5 months of revenue.
7.3.4 COSTS OF CONSULTING AND TRAINING AND COSTS OF LICENSES AND MAINTENANCE In the second quarter of 1996, management took steps to reduce overhead, non-billable staff personnel, and other costs, and to further emphasize direct accountability for profitability and cash performance at the operating level. These measures resulted in lower expenses in 1997. However, revenues in
Consulting  and  Training  declined.


                                   Costs as % of Revenue
                                   ----------------------
                                         Net Change        Net Change
                                            1997              1996      1995
                                   ----------------------  -----------  -----
Costs of Consulting and Training.                    126%          65%  (61%)  72%    7%
Costs of Licenses and Maintenance                     42%          62%    20%  69%    7%
Costs of Other Revenues . . . . .                     65%          69%     4%  60%  (9)%



Comparison  of  1997  to  1996.
     Costs of consulting and training as a percentage of revenues increased to 126% in 1997 from 65% in 1996 primarily due to the following reasons: (i) in 1996, revenues included $2.3 million resulting from the collection of the full $3.8 million contract amount for a foreign project for which most of the project costs were incurred prior to 1996 and for which the $1.6 million in revenue recognized in 1995 was reserved in 1995 as a bad debt; and (ii) 1997 revenues decreased to $6.5 million without a corresponding decrease in costs that are fixed in nature.
Costs of licenses and maintenance as a percentage of revenues decreased from 1996 to 1997 as a result of cost reduction efforts beginning in the second half of 1996 which were focused on employees in the E&P Technology business line who did not have direct customer responsibilities.
Comparison  of  1996  to  1995
     Costs of consulting and training as a percentage of revenues decreased from 1995 to 1996 primarily due to the $1.6 million in costs incurred in 1995 with respect to the above-discussed foreign project, an additional $2.3 million of revenue for which was recognized in 1996, without significant additional project costs, upon the collection in 1996 of the full contract amount.
Costs of licenses and maintenance as a percentage of revenues decreased from 69% in 1995 to 62% in 1996 primarily due to control of costs at the E&P Technology business line level.
7.3.5          SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
Comparison  of  1997  to  1996.
     In the second quarter of 1996, management took steps to reduce overhead, personnel, and other costs. These measures resulted in lower costs in 1997 compared to 1996. Selling, General and Administrative expense decreased $2.7 million or 41% to $3.9 million in 1997 from $6.6 million in 1996. Selling costs were reduced by $2.4 million and General Administrative costs were reduced by
$0.3 million as the result of reductions in staffing in the second quarter of 1996 and throughout 1997.
Comparison  of  1996  to  1995.
     Selling, general and administrative expense decreased $4.2 million or 39% to $6.6 million in 1996 from $10.8 million in 1995. As a result of increased receivable collection efforts, the provision for bad debts decreased from $2.6 million in 1995, which included the reserve of a $1.6 million receivable for a foreign project, to $.4 million in 1996. General Administrative costs were reduced by $0.5 million in 1996 as the result of reductions in staffing in the third quarter of 1995. For a discussion of certain non-recurring charges for 1995, see Note 13 of the Notes to Consolidated Financial Statements.
7.3.7          RECOVERY  OF  ACCOUNTS  RECEIVABLE
     In 1996 the Company received payments totaling $3.9 million related to a foreign consulting project. The payments included $1.6 million related to an account receivable that had been reserved for at December 31, 1995 pursuant to the Company's recent practice of generally increasing the allowance for doubtful accounts by the amount of any accounts receivable that have aged more than six months. The receipt of the $1.6 million has been reported as a reduction of expenses in the statement of operations under the caption "recovery of accounts receivable." The remaining amount of $2.3 million was reported as revenue in
1996.    See  Section  7.3.1.
7.3.8          SOFTWARE  RESEARCH  AND  DEVELOPMENT
     The following table summarizes total costs of development and enhancement of the Company's software products for 1997, 1996 and 1995. The Company's software development and enhancement costs are accounted for in accordance with SFAS Statement No. 86.


                                             1997    1996     1995
                                            ------  -------  -------
(In thousands)
Software expenditures:
  Capitalized software costs . . . . . . .  $2,483  $ 1,963  $ 4,766
  Costs charged to research and
   development expense . . . . . . . . . .     919      890      780
  Total software expenditures. . . . . . .  $3,402  $ 2,853  $ 5,546
                                            ======  =======  =======

Software expenses charged to earnings
  Research and development expense . . . .  $  919  $   890  $   780
  Amortization of capitalized software . .   2,196    1,894    4,292
  Reduction of capitalized software costs.       -   13,926
                                            ------  -------
  Total software expenses recognized . . .  $3,115  $ 2,784   18,998
                                            ======



     The Company has continued its commitment to the development and enhancement of its software products. The Company has continued its commitment to the development and enhancement of its software products and expects significant product upgrades to be released in 1998, although operating losses in recent quarters and the lack of further equity investment will necessarily reduce the Company's future software development expenditures. In 1996, management reduced the level of software development expenditures by comparison to prior years because sales of software had not reached the projected levels.
7.3.9          SETTLEMENT  OF  SECURITIES  CLASS  ACTION  LAWSUIT
     In October 1995, a class action lawsuit was filed in the United States District Court of the District of Colorado alleging that the Defendants, which included the Company, the former President and Chief Executive Officer of the
Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in issuing financial reports for the first three quarters of 1994 which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers.
     The Defendants and the Plaintiff initially reached agreement during 1996 for settlement of the claim involving the payment of $1.1 million in cash to be provided by the Company's liability insurer in a court-supervised escrow account, and the Company's issuance of warrants to purchase Common Stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value was $900,000. Subsequently, the settlement agreement was modified to eliminate the warrants and to provide for an additional $525,000 in cash, to be paid by the Company. The Company concluded that the foregoing settlement was in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required for such defense. The Company recorded a $900,000 loss contingency in 1996 relating to the proposed agreement for settlement of the claim in accordance with Question 1 of SAB Topic 5:Y. In May 1997, the final approval of the fairness of the settlement was granted by the Court. The Company paid $525,000 in cash and reversed a net $315,000 of the loss contingency reserve of $900,000 after applying additional incurred legal costs.
7.3.10          INTEREST  INCOME  (EXPENSE)
     The following table summarizes the components of interest income (expense) for 1997, 1996 and 1995. The capitalized interest was included as a component of the capitalized cost of software development projects in progress in accordance with SFAS Statement No. 34.


                         1997    1996    1995
                        ------  ------  ------
  (In thousands)
----------------------
Interest income. . . .  $  76   $  34   $  35
Interest incurred. . .   (657)   (522)   (606)
Interest capitalized .    100     165     109
Net interest (expense)  $(481)  $(323)  $(462)
                        ======  ======  ======



7.3.11          FOREIGN  EXCHANGE  LOSSES
     The Company is subject to risks associated with its various transactions in foreign currencies, primarily the British Pound and the Canadian Dollar, but the Company currently does not believe that such risks are material. The Company continually monitors its risks and uses forward rates in the setting of exchange rates in the costing and pricing for significant projects to minimize risk. During 1997, the Company reported a net foreign exchange gain of $13,000.
During  1996,  the  Company  reported  a  net  foreign exchange loss of $85,000.
During  1995,  the  Company  reported  a  net foreign exchange gain of $114,000.
7.3.12          DISPOSAL  OF  KINESIX  DIVISION
     On October 9, 1996, the Company announced the execution of final contracts for the previously announced sale of the net assets and business of its graphical user interface segment, otherwise known as the Kinesix Division, to a group including the former President of the Kinesix Division. The sale of this segment of the Company's business was part of management strategy to narrow the focus of the Company's activities to its primary market of the oil and gas industry. The consideration to the Company in the transaction was $410,000, including cash of $376,000 which was received by the Company in October 1996, a note receivable for $32,000, and the purchaser's assumption of liabilities totaling $59,000. The measurement date for accounting for the disposal was August 26, 1996, the date on which management decided to sell the Kinesix Division and the disposal date was September 3, 1996, the effective date of the transaction. The transaction resulted in a loss on disposal of $478,000, which included estimated losses to be incurred by the Kinesix Division from the measurement date to the date of disposal of $66,000. From the measurement date to the balance sheet date of September 30, 1996, the Company incurred a net loss of $66,00 in operating the Kinesix Division, which was charged to a reserve that was recorded in accounting for the loss on disposal. Loss from operation of the discontinued segment from January 1, 1996 to the measurement date was $878,000, including recognition of an expense of $674,000 related to the Consolidated Financial Statements to an award against the Company by the American Arbitration Association.
7.3.13          SALE  OF  THE  ASSETS  OF  THE  PIPELINE  BUSINESS  LINE
     During 1997, the Company's management and Board of Directors formulated and implemented a plan to improve the Company's financial performance through a merger, alliance or sale of the Company and to divest the Company of underperforming assets. As part of this plan, the Company announced on January 5, 1998 an intent to sell the Pipeline Simulation assets. These assets as of December 31, 1997 were estimated to have a net carrying value of $4.3 million.
     As discussed in Note 10 of the Notes to Consolidated Financial Statements, on March 2, 1998, the Company announced the signing of a definitive binding agreement to sell the assets of the Pipeline Simulation business line to LIC. The transaction closed on May 1, 1998 resulting in consideration to the Company of $1.5 million in cash and the assumption by LIC of current obligations of $145,000. Based on fair market value estimates, the Company recorded a provision of $2.2 million to write down the carrying amounts of the Pipeline assets to estimated fair value less cost to sell. The Pipeline Simulation business line recorded sales of $2.5 million, $4.3 million and $4.6 million and contributed a net loss of $1.3 million, $.4 million and $1.4 million in 1997, 1996 and 1995, respectively, excluding the provision for the loss of sale of Pipeline assets recorded in 1997.
7.3.14          YEAR  2000  ISSUE
     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the internal readiness of its computer systems and the compatibility of its software products for handling the year 2000. Generally, the Company's software requires prediction through future time periods and as such major changes to the software are not required. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. Costs associated with the year 2000 assessment and correction of problems noted are expensed as incurred. Based on management's current assessment, it does not believe that the cost of such actions will have a material effect on the
Company's  results  of  operations  or  financial  condition.
7.4          STATEMENT  OF  CASH  FLOWS
7.4.1          CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Comparison  of  1997  to  1996.
     In 1997, net cash of $1.2 million was provided by operating activities. Net accounts receivable balances as a percentage of revenues declined from 30% in 1996 to 14% in 1997. In 1996, net cash of $1.8 million was provided by operating activities. The most significant reason was the receipt of $3.9
million  related  to  a  foreign  consulting  contract.    See  Section  7.3.6.
Comparison  of  1996  to  1995.
     In 1996, net cash of $1.8 million was provided by operations compared to net cash provided by operations of $2.7 million in 1995.
7.4.2          CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Net  cash  of  $2.6  million  and  $2.3  million  was utilized in investing activities in 1997 and 1996 respectively. For the years 1997 and 1996, respectively, the Company incurred total software development and enhancement costs of $3.4 million and $2.9 million, of which $2.5 million and $2.0 million was capitalized and $.9 million and $.9 million was charged to expense as research and development costs.
     Net cash utilized in investing activities was $2.3 million in 1996 compared to $4.9 million in 1995. The Company incurred total software development and enhancement costs of $2.9 million and $5.5 million, of which $2.0 million and $4.8 million was capitalized and $.9 million and $.8 million was charged to expense as research and development costs, in the years of 1996 and 1995, respectively.
7.4.3          CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     In 1997, net cash of $.4 million was provided by financing activities which consisted primarily of cash of $.4 million received from the Company's borrowing against the Bank One revolving credit facility.
     In 1996, net cash of $1.9 million was provided by financing activities which consisted primarily of cash of $5.0 million received from the Lindner
Funds financing in April 1996, offset in part by the use of part of such funds for full repayment of bank line of credit borrowings outstanding of $3.1 million, followed by additional borrowing of $750,000 under the new bank line of credit. The $750,000 was repaid in October 1996. The Company also used $1.9 million of the funds received in the Lindner Funds financing to reduce accounts payable.
     In 1995, net cash of $2.0 million was provided by financing activities which consisted primarily of cash of $2.6 million received from the Company's borrowing against Bank One revolving credit facility.
7.4.4          USE  OF  ESTIMATES  AND  ASSUMPTIONS
     The preparation of financial statements requires that management make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue, expenses, gains and losses during the reporting period. Actual results may vary from estimates and assumptions that were used in preparing the financial statements for any period, which may require adjustments that affect the results of operations in later periods. See Note 3 of the Notes to Consolidated Financial Statements contained herein.
7.4.5          INFLATION
     The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.
7.5          FORWARD-LOOKING  INFORMATION
     From time to time, the Company or its representatives have made or may make
forward-looking  statements,  orally  or  in  writing.    Such  forward-looking
statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The
Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.
     Investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, profitability, liquidity, and generation of capital resources. These include: (i) technological and market conditions in the oil and gas industry and software industry, (ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source, (iii) increased governmental regulation, (iv) unexpected increases in competition, (v) possible inability to retain key employees, (vi) unfavorable outcomes to litigation to which the Company may become a party.
     The risks identified here are not all inclusive. Furthermore, reference is also made to other sections of this report that include additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for Management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially
from  those  contained  in  any  forward-looking  statements.    Accordingly,
forward-looking statements should not be relied upon as a prediction of actual results.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT  AUDITORS'  REPORT
CONSOLIDATED  BALANCE  SHEETS  AT  DECEMBER  31,  1997,1996
AND  1995  (RESTATED)

CONSOLIDATED  STATEMENTS  OF  OPERATIONS  FOR
THE YEARS ENDED DECEMBER 31, 1997,1996 AND 1995 (RESTATED) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1997,1996 AND 1995 (RESTATED) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED DECEMBER 31, 1997,1996 AND 1995 (RESTATED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED  FINANCIAL  STATEMENT  SCHEDULE

   All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and  Stockholders
Scientific  Software-Intercomp,  Inc.
Denver,  Colorado
We have audited the accompanying consolidated balance sheets of Scientific Software-Intercomp, Inc. and subsidiaries (the Company) as of December 31, 1997, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule II as of and for the years ended
December 31, 1997, 1996 and 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In our opinion, the related financial statement schedule II, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.


     /s/  Ehrhardt  Keefe  Steiner  &  Hottman  PC
April  7,  1998,  except  Note  2
for  which  the  date  is  May  28,  1998.
Denver,  Colorado


SCIENTIFIC  SOFTWARE-INTERCOMP,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            December 31,    December 31,    December 31,
                                                                1997            1996            1995
                                                           --------------  --------------  --------------
(Restated -
Note 2)
ASSETS
Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . . .  $         705   $       1,870   $         413
 Accounts receivable, net of allowance for doubtful
   accounts of $881, $690 and $3,301. . . . . . . . . . .          1,678           5,609           6,728
 Work in progress (unbilled revenue). . . . . . . . . . .          1,707           2,785           2,210
 Pipeline assets held for sale, net of provision for
   impairment of $2,200 (Note 10) . . . . . . . . . . . .          1,350               -               -
 Assets of discontinued division (Note 11). . . . . . . .              -               -             704
 Other current assets . . . . . . . . . . . . . . . . . .            502             530             410
   Total current assets . . . . . . . . . . . . . . . . .          5,942          10,794          10,465

Software, net of accumulated amortization and write-down
 of $36,798, $42,837 and $40,943. . . . . . . . . . . . .          7,334           9,604           9,535

Property and Equipment, net of accumulated
 depreciation and amortization of $4,261, $5,218 and
                                                           $       5,839             248             823   1,277

Assets of discontinued division (Note 11) . . . . . . . .              -               -             795
Other Assets. . . . . . . . . . . . . . . . . . . . . . .          1,354           1,487           2,114
                                                           --------------  --------------  --------------
                                                           $      14,878   $      22,708   $      24,186
                                                           ==============  ==============  ==============
LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Current portion of senior secured notes payabLE. . . . .  $           -   $           -   $         382
 Line of credit . . . . . . . . . . . . . . . . . . . . .            382               -           2,870
 Accounts payable . . . . . . . . . . . . . . . . . . . .            842           1,389           3,261
 Accrued salaries and fringe benefits . . . . . . . . . .            729           1,070           1,003
 Accrued lease obligations. . . . . . . . . . . . . . . .              5             260             375
 Deferred maintenance and other revenue . . . . . . . . .          2,101           2,421           2,472
 Accrued royalties. . . . . . . . . . . . . . . . . . . .            698             731             589
 Accrual for costs to complete a contract . . . . . . . .             72             200             189
 Accrued taxes. . . . . . . . . . . . . . . . . . . . . .            153             282             161
 Accrued litigation liabilities . . . . . . . . . . . . .              -           1,574               -
 Liabilities of discontinued division (Note 11) . . . . .              -               -             515
 Other current liabilities. . . . . . . . . . . . . . . .          1,207             597           1,740
                                                           --------------  --------------  --------------
   Total current liabilities. . . . . . . . . . . . . . .          6,189           8,524          13,557

Accrued Lease Obligations . . . . . . . . . . . . . . . .             61              79             333

Long-Term Obligations . . . . . . . . . . . . . . . . . .            611             568             557

Senior Secured Notes Payable. . . . . . . . . . . . . . .          6,500           6,500           1,629

Redeemable Preferred Stock
 Series A Redeemable Convertible Preferred Stock,
   $5 par value; 1,200,000 shares authorized,
   800,000 shares issued and outstanding. . . . . . . . .          4,000           4,000           4,000

Commitments and Contingencies

Stockholders' Equity (Deficit)
 Common stock, no par value; $.10 stated value;
   25,000,000 authorized, 8,878,000; 8,840,000
   and 8,256,000 shares issued and outstanding. . . . . .            888             884             825
 Paid-in capital. . . . . . . . . . . . . . . . . . . . .         49,489          49,474          48,850
 Accumulated deficit. . . . . . . . . . . . . . . . . . .        (52,182)        (46,736)        (44,970)
 Cumulative foreign currency translation adjustment . . .           (678)           (585)           (595)
                                                           --------------  --------------  --------------

   Total stockholders' equity (deficit) . . . . . . . . .         (2,483)          3,037           4,110
                                                           --------------  --------------  --------------
                                                           $      14,878   $      22,708   $      24,186
                                                           ==============  ==============  ==============


     The accompanying notes are an integral part of the consolidated financial statements.


              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                            For the Year Ended December 31

                                                    1997      1996      1995
                                                  --------  --------  ---------
(Restated - Note 2)
Revenue
 Consulting and training . . . . . . . . . . . .  $ 6,491   $12,863   $ 13,530
 Licenses and maintenance. . . . . . . . . . . .    5,597     5,864      7,356
 Other . . . . . . . . . . . . . . . . . . . . .      304       277        566
                                                  --------  --------  ---------
                                                   12,392    19,004     21,452
                                                  --------  --------  ---------

Costs and Expenses
 Costs of consulting and training. . . . . . . .    8,204     8,414      9,720
 Costs of licenses and maintenance . . . . . . .    2,356     3,636      5,103
 Costs of other revenue. . . . . . . . . . . . .      199       190        340
 Selling, general, and administrative. . . . . .    3,886     6,604     10,768
 Recovery of accounts receivable . . . . . . . .        -    (1,568)         -
 Provision for sale of Pipeline assets (Note 10)    2,200         -          -
 Software research and development . . . . . . .      919       890        780
 Reduction for capitalized software costs. . . .        -         -     13,926
                                                  --------  --------  ---------
   Total costs and expenses. . . . . . . . . . .   17,764    18,166     40,637
                                                  --------  --------  ---------

Income (Loss) from Operations. . . . . . . . . .   (5,372)      838    (19,185)

Other Income (Expense)
 Loss contingency (expense) reversal (Note 12) .      414      (900)         -
 Interest income . . . . . . . . . . . . . . . .       76        34         35
 Interest expense. . . . . . . . . . . . . . . .     (557)     (357)      (497)
 Foreign exchange gains (losses) . . . . . . . .       13       (85)       114
                                                  --------  --------  ---------

Loss Before Income Taxes . . . . . . . . . . . .   (5,426)     (470)   (19,533)

Income Taxes (Provision) Credit. . . . . . . . .      (20)       60       (200)
                                                  --------  --------  ---------

Loss from continuing operations. . . . . . . . .   (5,446)     (410)   (19,733)

Discontinued operations - (Note 11):
 Loss from operation of Kinesix division . . . .        -      (878)    (5,164)
 Loss on sale of Kinesix division. . . . . . . .        -      (478)         -
Net loss . . . . . . . . . . . . . . . . . . . .  $(5,446)  $(1,766)  $(24,897)
                                                  ========  ========  =========
Weighted Average Number of Common
 Shares Outstanding. . . . . . . . . . . . . . .    8,859     8,556      8,178
                                                  ========  ========  =========

Loss Per Share:
 Continuing operations . . . . . . . . . . . . .  $ (0.61)  $ (0.05)  $  (2.41)
 Discontinued operations . . . . . . . . . . . .        -     (0.16)      (.63)
                                                  --------  --------  ---------
 Net loss. . . . . . . . . . . . . . . . . . . .  $ (0.61)  $ (0.21)  $  (3.04)



     The accompanying notes are an integral part of the consolidated financial statements.
then  developed  a

                                       89

                        SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           (IN THOUSANDS)

                                                                    Cumulative
        Common Stock          Paid-in     Accumulated          Translation          Stockholders'
        ------------

                                     Shares    Amount   Capital    Deficit    Adjustment    Equity
                                     -------  --------  --------  ---------  ------------  ---------


Balance, December 31, 1994. . . . .   8,064   $   806   $ 48,233  $(20,073)  $      (557)  $ 28,409

Stock sold for cash . . . . . . . .      65         6        224       230
Compensation and services . . . . .     127        13        393         -             -        406
Foreign currency translation
 adjustment . . . . . . . . . . . .       -         -          -         -           (38)       (38)
Net (loss) (Restated) . . . . . . .       -         -          -   (24,897)            -    (24,897)
                                     -------  --------  --------  ---------  ------------  ---------
Balance, December 31, 1995. . . . .   8,256       825     48,850   (44,970)         (595)     4,110

Stock sold for cash . . . . . . . .       3         5          5
Conversion of convertible
 debentures into Common Stock . . .     282        29        210       239
Compensation, services and vendors.     299        30        409       439
Foreign currency translation
 adjustment . . . . . . . . . . . .      10        10
Net (loss). . . . . . . . . . . . .  (1,766)   (1,766)
                                     -------  --------
Balance, December 31, 1996. . . . .   8,840       884     49,474   (46,736)         (585)     3,037

Compensation, services and vendors.      38         4         15        19
Foreign currency translation
 adjustment . . . . . . . . . . . .     (93)      (93)
Net (loss). . . . . . . . . . . . .  (5,446)   (5,446)
                                     -------  --------
Balance, December 31, 1997. . . . .   8,878   $   888   $ 49,489  $(52,182)  $      (678)  $ (2,483)



     The accompanying notes are an integral part of the consolidated financial statements.


                    SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                 For the Year Ended December 31,

                                                                1997      1996      1995
                                                              --------  --------  ---------
(Restated - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $(5,446)  $(1,766)  $(24,897)
 Adjustments:
   Depreciation and amortization . . . . . . . . . . . . . .    2,670     2,653      4,845
   Reduction in capitalized software costs . . . . . . . . .        -         -     13,926
   Changes in allowance for doubtful accounts. . . . . . . .     (163)   (1,057)     2,649
   Stock issued for compensation . . . . . . . . . . . . . .        -        30          -
   Loss contingency provision (reversal) . . . . . . . . . .     (414)      900          -
   Provision for sale of Pipeline assets (Note 10) . . . . .    2,200         -          -
 Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable
       and work in progress. . . . . . . . . . . . . . . . .    3,689     1,747     (2,021)
     Decrease in other assets. . . . . . . . . . . . . . . .      161       245        892
     Decrease in accounts payable and
       accrued expenses. . . . . . . . . . . . . . . . . . .   (1,442)     (479)    (2,632)
     Decrease in accrued lease obligations . . . . . . . . .     (273)     (369)      (582)
     Increase (decrease) in deferred revenue . . . . . . . .      186       (51)       633
                                                              --------  --------  ---------
   Net cash provided by continuing operations. . . . . . . .    1,168     1,853     (7,187)
   Net cash provided by (used) (in) discontinued operations.        -       (28)     9,920
   Net cash provided by operating activities . . . . . . . .    1,168     1,825      2,733
                                                              --------  --------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capitalized software costs. . . . . . . . . . . . . . . . .   (2,483)   (1,963)    (4,766)
 Purchases of equipment. . . . . . . . . . . . . . . . . . .     (139)     (288)      (133)
   Net cash used in investing activities . . . . . . . . . .   (2,622)   (2,251)    (4,899)
                                                              --------  --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of stock . . . . . . . . . . . . . . . .        -         5        230
 Net borrowing activity on line of credit. . . . . . . . . .      382    (2,870)     2,029
 Repayments of bank borrowings . . . . . . . . . . . . . . .        -      (262)         -
 Proceeds from Senior Secured Notes. . . . . . . . . . . . .        -     5,000          -
 Repayments of other obligations . . . . . . . . . . . . . .        -         -       (292)
                                                              --------  --------  ---------
   Net cash provided by financing activities . . . . . . . .      382     1,873      1,967
                                                              --------  --------  ---------

Effect of exchange rates on cash . . . . . . . . . . . . . .      (93)       10         10
                                                              --------  --------  ---------
Net increase (decrease) in cash and equivalents. . . . . . .   (1,165)    1,457       (189)
Cash and cash equivalents at beginning of year . . . . . . .    1,870       413        602
                                                              --------  --------  ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . .  $   705   $ 1,870   $    413
                                                              ========  ========  =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
 Interest. . . . . . . . . . . . . . . . . . . . . . . . . .  $   175   $   388   $    497
 Foreign taxes . . . . . . . . . . . . . . . . . . . . . . .      106        79        238
NON-CASH INVESTING AND FINANCING ACTIVITIES
 Conversion of convertible debenture to Common Stock . . . .        -       250          -
 Conversion of accrued liabilities to equity . . . . . . . .       19       400          -
 Accrued compensation and services paid in stock . . . . . .        -         -        406


           The accompanying notes are an integral part of the financial
         statements.SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1  -BASIS  FOR  PREPARATION  OF  FINANCIAL  STATEMENTS
BASIS  OF  PRESENTATION
     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered a significant loss from continuing and discontinued operations of $5,446 million in 1997 resulting in an accumulated deficit of $52,182 million at December 31, 1997.
     As discussed in Note 14 below, on April 1, 1998 the Company announced that it had entered into a binding letter agreement with Baker Hughes Incorporated ("Baker") to acquire all of the outstanding shares of Scientific Software-Intercomp, Inc. ("Company") which would result in Baker acquiring the Company's ongoing Exploration and Production Consulting (E&P Consulting) and Exploration and Production Technology (E&P Technology) businesses, subject to certain conditions. Closing of the acquisition is expected in the third quarter of 1998. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities except for the provision for the sale of the Pipeline Simulation business line that might be necessary should the Company be unable to continue in existence.
NOTE  2  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
     As previously disclosed in various periodic reports of the Company filed with the Securities and Exchange Commission ("SEC"), the Company has received extensive comment letters from the Staff of the SEC on its Form 10-K for the year ended December 31, 1995, as well as other periodic SEC reports, and the financial statements included therein. The Company has also received a subsequent comment letter from the SEC Staff on its Form 10-K for the year ended December 31, 1997.
     As a result of procedures undertaken by the Company in responding to such comment letters, as well as the separate SEC investigation of the Company's disclosures and financial statements for the years ended December 31, 1995, 1994 and 1993 which was concluded as to the Company in September 1997, the Company has agreed to restate its financial statements for the years ended December 31, 1995, 1994 and 1993. Such adjustments are primarily attributable to the correction of items previously reflected in revenues which did not meet the criteria for recognition as revenue discussed below. In addition, the December 31, 1995 financial statements presented herein have been restated to reflect for comparability purposes the disposition by the Company of the Kinesix Division effective September 3, 1996 as discussed in Note 10 below. Accordingly, the financial statements for December 31, 1995 have been restated and are presented herein. Completion of the restatements of the December 31, 1994 and 1993 financial statements is currently in progress. As these restatements are completed, the Company intends to further amend its 1997 Form 10-K to include the audited restated financial statements for the years ended December 31, 1994 and 1993, along with corresponding financial statement disclosures.
NOTE  2  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS  (CONTINUED)
     The December 31, 1995 financial statements included herein have been restated from those included in the previously filed 1995 Form 10-K as follows:


  As previously. . . . . . . . . . . . . . . . . . . . . . . . . .   '95 Restate    '95 Restated
  reported . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Adjustments    Kinesix         Financials
Revenue
  Consulting and training. . . . . . . . . . . . . . . . . . . . .  $     14,444   $           -   $      (914)  $ 13,530
  Licenses and maintenance . . . . . . . . . . . . . . . . . . . .         9,061            (655)       (1,050)     7,356
Loss from Operations . . . . . . . . . . . . . . . . . . . . . . .       (24,485)            136         5,164    (19,185)
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (24,924)             27             -    (24,897)
Loss per share . . . . . . . . . . . . . . . . . . . . . . . . . .         (3.05)            .01             -      (3.04)
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,912             274             -     24,186
Stockholders Equity. . . . . . . . . . . . . . . . . . . . . . . .  $      4,110               -             -   $  4,110

NOTE 3 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BUSINESS
     Scientific Software-Intercomp, Inc. ("the Company") develops and markets sophisticated software for the development and production and pipeline and surface facilities areas of the worldwide oil and gas industry. The Company also provides consulting and technical support services in each of these areas. PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Scientific Software-Intercomp, Inc. ("the Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated through consolidation.
REVENUE
     The Company recognizes software license revenue pursuant to the American Institute of Certified Public Accountants Statement of Position ("SOP") 91-1 on delivery provided that a legally-binding licensing agreement containing all material terms has been fully executed, there are no remaining significant obligations and that collection of the resulting receivable is probable. In a contract where the remaining obligations are insignificant such as installation, training and testing, the allocable revenue is deferred and recognized upon completion of all obligations. The Company does not recognize any software revenue until all significant vendor obligations are met. Software maintenance revenue is recognized on a straight-line basis over the term of the contract.

NOTE  3  -  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     (CONTINUED)
     The Company adopted SOP 97-2 which was effective December 17, 1997. Pursuant to SOP 97-2, the Company enters into contracts separate of the software license agreements for all training and services related to the software sale. Beginning in 1991 the Company entered into certain combined software and service contracts pursuant to which the Company provides off-the-shelf software, combined with pipeline engineering services, relating to leak detection and operations analysis of pipeline networks. The engineering services provided pursuant to these contracts include analysis of the characteristics of the client's specific pipeline network and entering these characteristics into the Company's software. The Company also markets the off-the-shelf software for use by clients, as is, without the services included in these contracts. The Company measures progress-to-completion for combined software and services contracts on a value added output basis for the off-the-shelf software portion of the contracts when: (1) a license for the off-the-shelf software has been executed that is enforceable for the customary price of the Company's off-the-shelf software, (2) the off-the-shelf software has been installed on the project computer, and (3) the installed off-the-shelf software has been used for completing and providing to the client specifications for the engineering services on the project, which have been accepted by the client. The Company measures progress-to-completion for the engineering services portion of the contracts based on labor hours incurred. This accounting policy for contract revenue does not apply if programming changes must be made to the software. Contract costs are recognized based on the percentage of completion applied to total estimated project costs, resulting in a constant gross margin percentage over the term of the contract.
     Revenue earned in performance of time and material contracts is recognized at contractual rates as labor hours and associated costs are incurred. Fixed-price contract revenue is recognized using the percentage of completion method, calculated based on the ratio of labor hours incurred to total projected labor hours. Revenue accrued under time and material contracts is classified as work in progress on the Consolidated Balance Sheet if contractual milestones for billing have not been reached. Such amounts are later billed in accordance with applicable contract terms. The work in progress amounts at December 31, 1997 are expected to be billed and collected by December 31, 1998 except for those contracts in progress that will be assumed under the pending Pipeline asset sale agreement. Anticipated losses on contracts accounted for using the percentage of completion method are recognized at the time they are identified. Costs incurred for specific anticipated contracts are deferred when recoverability of the costs from the anticipated contract is determined to be probable.
     The Company's work-in-progress balance represents revenue earned and recognized for which billing milestones have not yet been reached. The revenue on these contracts is recognized using the percentage of completion method, and related qualifying software development costs are capitalized if the Company retains ownership and the right to market the developed software. In accordance with Statement of Financial Accounting Standard (SFAS) 68 issued by the Financial Accounting Standards Board (FASB), the funded software development revenues do not include revenue for funded development software projects where the Company had a contractual obligation to refund all or part of the funding. For such contracts the Company records receipt of funds by recognizing an obligation to repay.

NOTE  3  -  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     (CONTINUED)
CAPITALIZED  SOFTWARE  COSTS
     Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes costs of purchased software and qualifying internal costs of developing and enhancing its software products after the determination of technological feasibility, which includes the completion of a detail program design in accordance with paragraph 4a of SFAS No. 86. Development costs incurred prior to the determination of technological feasibility are expensed as research and development expense as incurred. At each balance sheet date, the Company records a writedown for any software products equal to the excess, if any, of unamortized cost over net realizable value. Net realizable value is the estimated future gross revenue for a product reduced by the estimated future costs of completion and disposal, including the costs of performing maintenance and customer support.
     Amortization of capitalized software costs is determined each year based on the greater of: (1) the amount computed using the ratio of current year gross revenue to the sum of current and anticipated future gross revenue for that product or (2) straight-line amortization. Through 1995, the Company amortized the capitalized software development costs of its stand-alone software products and related enhancements over a 13-year period and capitalized software development costs of Petroleum WorkBench and Sammi were amortized over a seven-year period. As discussed below, commencing January 1, 1996, the Company amortized all its capitalized software costs over a five-year period. At each balance sheet date, the unamortized capitalized costs of software products are compared to their estimated net realizable values on a product-by-product basis. Net realizable value is the estimated future gross revenue for a product reduced by the estimated future costs of completion and disposal, including the cost of performing maintenance and customer support. The carrying amount of a software product is written down by the amount, if any, by which the unamortized capitalized costs of a computer software product exceeds its net realizable value. The reduced amount of capitalized software costs that have been written down to net realizable value at the close of an annual fiscal period is considered to be the cost for subsequent accounting purposes, and the amount of the write-down is not subsequently restored. In the fourth quarter of 1995, the Company recorded a $17.9 million write-down of its software products and changed the amortization period for all its software products to five years, commencing January 1, 1996. Various conditions and circumstances existing at December 31, 1995 made this write-down necessary, including the cumulative effects on the marketplace of the releases of Windows 95, Windows NT, and new, more powerful Pentium-based personal computers, which the Company concluded had changed the broad market for corporate computer systems and software. During 1995, the Company successfully released the Windows version of its WorkBench product, which incorporates the Company's core software products plus graphical and interactive features of a Windows environment, constituting a major breakthrough for the Company. The reaction from the marketplace was positive and by the last quarter of 1995, circumstances were in place that justified a fundamental decision for the Company to change its strategic emphasis to the personal computer market, instead of the previous emphasis of providing products for all segments of computer hardware mainframe, minicomputer, and personal computer markets. The circumstances existing in the fourth quarter of 1995 also included the positive reaction from clients in the latter part of 1996 to "WB Serve", a personal computer application that allows for the seamless transfer of compute intensive operations to servers and minicomputers.
NOTE  3  -  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     (CONTINUED)
     Circumstances existing in the fourth quarter of 1995 indicated that the access point of software users would be based on desktop 32 bit technology. The computing capacity of desktop computers had far surpassed any level that the Company had contemplated in any of its evaluations of capitalized software costs at previous balance sheet dates, and far surpassed the computing capacity of desktop computers that the majority of the computing industry had predicted.
While previously, extremely large and complex software such as that of the Company could not have operated on other than mainframe or minicomputers, the personal computers that had then become available along with the continued enhancements of Distributed Compute Environments (DCE) made it possible to operate  such  software  from  desktop  personal  computers.
Based on the foregoing circumstances that were in place at the end of 1995, under the leadership of its new president, Mr. George Steel, in January 1996 the Company concluded that the personal computer market would not only be another market for the Company's products--it would be the primary market. Accordingly, the Company decided to focus its future market and development activities on this new primary market. In connection with this shift in market direction, Mr. Steel also introduced several other specific management strategies. Previously, the Company had been striving to achieve aggressive revenue targets, many of which entailed making sales to new customers, many in widely dispersed international markets and in marketplaces with widely diverging computing platform environments. Mr. Steel's strategy was for the Company to focus on high quality performance in serving existing customers on Windows personal computer platforms.
A significant effect of the above was to decrease the levels of revenue targeted and strived for. Cost reductions were necessary, primarily staff reductions and reductions in the level of planned development expenditures. Rapid change was necessary and these new strategies would result in a narrowing of the computer platforms on which the Company's products would be offered. Essentially, the entire Company was downsized and refocused. The overall effect of these new strategies resulted in lower projected future revenue streams that required the write-down of $17.9 million to the Company's capitalized software. Commencing January 1, 1996, the Company amortizes all its capitalized software costs over a five-year period. In the current environment of accelerating technological change, development languages and tools have changed significantly. It is now possible to create new and advanced code for the graphical and interactive aspects of software at a fraction of the time previously required. The Company decided to reduce the useful life used for amortization to five years to recognize the rapid change of these aspects of the software, which is common for software companies that provide software to the personal computer markets. The Company will continue to evaluate developments in technology and the marketplace in future periods for circumstances that might require additional reduction in the amortization period used for capitalized software costs.

NOTE  3  -  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     (CONTINUED)
Following is a summary of capitalization and amortization for the Company's software products.


                                                                          Basic
                                                                       Technology
                                                                        Products      WorkBench     Total
                                                                     ---------------  ----------  ---------
                                                                     (In thousands)
Capitalized Software Costs:
  Balance December 31, 1994 . . . . . . . . . . . . . . . . . . . .  $       26,723   $   18,989  $ 45,712
    1995 additions. . . . . . . . . . . . . . . . . . . . . . . . .           3,245        1,521     4,766
                                                                     ---------------  ----------  ---------
  Balance, December 31, 1995. . . . . . . . . . . . . . . . . . . .  $       29,968   $   20,510  $ 50,478
    1996 additions. . . . . . . . . . . . . . . . . . . . . . . . .           1,661          302     1,963
                                                                     ---------------  ----------  ---------
  Balance, December 31, 1996. . . . . . . . . . . . . . . . . . . .          31,629       20,812    52,441
    1997 additions. . . . . . . . . . . . . . . . . . . . . . . . .           1,224        1,259     2,483
  Balance, December 31, 1997. . . . . . . . . . . . . . . . . . . .  $       32,853   $   22,071  $ 54,924
                                                                     ===============  ==========  =========
    Pipeline Software Held for Sale . . . . . . . . . . . . . . . .         (10,792)           -   (10,792)
  Net Balance, December 31, 1997. . . . . . . . . . . . . . . . . .  $       22,061   $   22,071  $ 44,132
                                                                     ===============  ==========  =========
Accumulated Amortization:
  Balance December 31, 1994 . . . . . . . . . . . . . . . . . . . .  $       17,411   $    5,314  $ 22,725
    1995 amortization expense . . . . . . . . . . . . . . . . . . .           1,542        2,750     4,292
    Reduction of capitalized software costs . . . . . . . . . . . .           8,197        5,729    13,926
                                                                     ---------------  ----------  ---------
  Balance, December 31, 1995. . . . . . . . . . . . . . . . . . . .  $       27,150   $   13,793  $ 40,943
    1996 amortization expense . . . . . . . . . . . . . . . . . . .             603        1,291     1,894
                                                                     ---------------  ----------  ---------
  Balance, December 31, 1996. . . . . . . . . . . . . . . . . . . .          27,753       15,084    42,837
    1997 amortization expense . . . . . . . . . . . . . . . . . . .             789        1,407     2,196
  Balance, December 31, 1997. . . . . . . . . . . . . . . . . . . .  $       28,542   $   16,491  $ 45,033
                                                                     ===============  ==========  =========
    Pipeline Software Accum. Amortization . . . . . . . . . . . . .          (8,235)           -    (8,235)
  Net Balance, December 31, 1997. . . . . . . . . . . . . . . . . .  $       20,307   $   16,491  $ 36,798
                                                                     ===============  ==========  =========

Software, net Balance, December 31, 1995. . . . . . . . . . . . . .  $        2,818   $    6,717  $  9,535

Software, net Balance, December 31, 1996. . . . . . . . . . . . . .  $        3,876   $    5,728  $  9,604

Software, net Balance, December 31, 1997. . . . . . . . . . . . . .  $        1,754   $    5,580  $  7,334



NOTE 3 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  (CONTINUED)


     The Company's working capital and cash requirements will continue to be influenced by the level of software research and development costs. During the years ended December 31, 1997, 1996 and 1995, the level of software research and development costs was, in the aggregate, $3.4 million, $2.8 million and $6.6 million, respectively. To reduce internal capital requirements for software development projects, the Company pursues opportunities to fund software research and development costs through development projects with oil and gas industry partners, government agencies and others. In this type of funded development project, participating companies or other entities provide all or a portion of the funds required to develop or enhance a software product in exchange for access to the resulting software at discounted or nominal prices with the Company retaining ownership and licensing rights to the product. In accordance with generally accepted accounting principles, the Company generally records as consulting revenue amounts received from these third parties and capitalizes the qualifying portion of related costs incurred as software development costs in accordance with SFAS No. 86.
     During 1995, the Company accounted for a funded software development project whereby the Company was obligated to repay the funds if the Company was not successful in its efforts to develop a product which met the specification of the third party. The Company recorded a liability and expensed the costs as incurred in accordance with SFAS No. 68.
     The Company capitalized interest costs of $100,000, $165,000 and $109,000 during the years ended December 31, 1997, 1996 and 1995 respectively, as part of the cost of software development projects in progress.
PROPERTY  AND  EQUIPMENT
     Property and equipment are stated at cost, and depreciation is provided on a straight-line basis over the estimated useful lives of these assets. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise disposed of are retired from the accounts and the resulting gain or loss is included in profit or loss in the period realized. Total depreciation expense was $474,000, $742,000 and $568,000, for the years ended December 31, 1997, 1996 and 1995, respectively.
     The  Company assigns the following useful lives to Property and Equipment :
     Computer  Software  and  Equipment:          3  to  5  years
     Leasehold  Improvements:       The lesser of 7 to 10 years or the remaining
          term  of  the  lease.
     Office  Furniture  and  Equipment:          3  to  10  years

NOTE  3  -  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     (CONTINUED)
     Following  are  the  components  of  property  and  equipment:


                                       December 31,   December 31,   December 31,
                                           1997           1996           1995
                                      --------------  -------------  -------------
  (In thousands)
------------------------------------
Property and leasehold improvements.  $         442   $         450  $         428
Office furniture and equipment . . .            789             828          2,389
Computer equipment . . . . . . . . .          4,776           4,763          4,299
                                      --------------  -------------  -------------
                                              6,007           6,041          7,116
  Pipeline Assets Held For Sale. . .         (1,498)              -              -
                                      --------------  -------------  -------------
                                      $       4,509   $       6,041  $       7,116
                                      ==============  =============  =============

Accumulated depreciation . . . . . .  $       5,519   $       5,218  $       5,839
  Pipeline Accumulated Depreciation.         (1,258)              -              -
                                      $       4,261   $       5,218  $       5,839
                                      ==============  =============  =============

Property and equipment, net of
 accumulated depreciation. . . . . .  $         248   $         823  $       1,277
                                      ==============  =============  =============



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

NOTE  3  -  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     (CONTINUED)
     Foreign subsidiaries are taxed according to applicable laws of the countries in which they do business. The Company has not provided U.S. income taxes that would be payable on remittance of the cumulative undistributed earnings of foreign subsidiaries because such earnings are intended to be reinvested for an indefinite period of time. At December 31, 1997, 1996 and 1995 the undistributed earnings of the foreign subsidiaries were not significant.
INCOME  PER  SHARE
     Primary income per common and common equivalent share, which is calculated in accordance with SFAS No. 128, Earnings per Share, is computed based on the weighted average number of common and dilutive common equivalent shares consisting of stock options and redeemable preferred stock outstanding during each period. For 1997, 1996 and 1995, no Common Stock equivalents are included in the loss per share calculation as they would be antidilutive. Fully diluted income per share assumes the effects of conversion of all potentially dilutive securities, including the convertible debentures (see Note 5 of Notes to Consolidated Financial Statements). Fully diluted loss per share is not presented for 1997, 1996 and 1995 because the effects of assumed conversion would be antidilutive.
CASH  EQUIVALENTS
     For purposes of the consolidated financial statements, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. On occasion the Company will have balances in excess of the federally insured amount.
LOAN  ORIGINATION  FEES  AND  COSTS
     Fees and direct costs incurred for the origination of loans are deferred and amortized over the contractual lives of the loans.
DISCLOSURE  OF  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     Carrying amounts of financial instruments including cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value as of December 31, 1997, 1996 and 1995 due to their relative short maturity.
     Carrying amounts of debt issued approximates fair value as interest rates on these instruments approximates market interest rates at December 31, 1997, 1996 and 1995.

NOTE  3  -  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     (CONTINUED)
USE  OF  ESTIMATES
     The  preparation  of  financial  statements  in  conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, expenses, gains and losses during the reporting period. Use of estimates is significant with regard to capitalized software costs and the related amortization. Actual results may vary from estimates and assumptions that were used in preparing the financial statements for any period, which may require adjustments that affect the results of operations in later periods.
PRIOR  PERIOD  RECLASSIFICATION
     Certain reclassifications of prior period balances have taken place to allow for proper comparison to the current period presentation.
RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
     Also,  in  June  1997,  the  FASB  issued Statement of Financial Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise."
SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available, that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
     SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

NOTE  4  -  BANKING  ARRANGEMENTS,  LONG-TERM  OBLIGATIONS  AND  NOTE
     PAYABLE
UNITED  STATES  CREDIT  AGREEMENTS
     Under the terms of the then existing bank credit agreement, in April 1996 the Company repaid the $2.9 million balance then owed pursuant to the previous line of credit, using proceeds from the Lindner and Renaissance Senior Secured Notes discussed below. In October 1996, the Company repaid the $750,000 balance owed pursuant to the new bank credit agreement at September 30, 1996.
     Effective April 16, 1997 the Company and Bank One agreed to extend the revolving credit facility through October 15, 1997. Due to the Company's improved cash position and decreased need for credit at that time, the revolving credit facility was decreased from $1.5 million to $.9 million. The collateral for the line is the Company's accounts receivables from non-U.S. domiciled customers to the extent necessary to collateralize the line. All receivables not necessary for the line and substantially all other assets except those of the Canadian subsidiary are collateral for the Lindner Dividend Fund ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") senior secured notes.
     On October 30, 1997, the Company and Bank One agreed to change the terms of the April 16, 1997 agreement to:
1.          Extend  the  maturity  date  to  November  30,  1997,
2. Change the interest rate from the bank's prime rate of interest to the bank's prime rate of interest plus one (1) percentage point, and
3. Limit the principal amount of the line of the revolving credit facility to $650,000.
     On November 30, 1997, the Company and Bank One agreed to extend the maturity date to August 15, 1998 and to reduce the principal amount of the line of the revolving credit facility to $230,000 after March 15, 1998. The credit line of $230,000 would remain available only to secure certain standby letters of credit. Subsequently, Bank One agreed that the revolving credit facility could remain at $650,000 in consideration of the Company's agreement to repay the principal outstanding balance on May 1, 1998.
     The credit facility is supported by a guarantee from EximBank which reduces down as the credit line reduces and expires in full on August 15, 1998. The Company pays to EximBank an annual fee equal to 1.5% of the amount of the guarantee and is required to purchase credit insurance of foreign receivables at a cost of $.38 per hundred dollars of the amount of the insured receivables. The Company has not made a determination as to the filing of claims for insurance recoveries for uncollected foreign receivables.
     As of December 31, 1997, the amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:

NOTE  4  -  BANKING  ARRANGEMENTS,  LONG-TERM  OBLIGATIONS  AND  NOTE
     PAYABLE  (CONTINUED)


                                 December 31, 1997
                                 ------------------
Revolving credit facility limit  $          650,000

Amounts outstanding:
  Short-term cash borrowings. .             382,000
  Letters of credit . . . . . .             257,000
                                            639,000
                                 ------------------
Credit available. . . . . . . .  $           11,000
                                 ==================



     Interest  rates  applicable  to short-term cash borrowings under the credit facility are equal to the bank's prime rate of interest plus one percentage point on any borrowings. At December 31, 1997 interest rates applicable to short-term cash borrowings were 9.5%. The agreement requires that the Company meets certain requirements regarding operating results and financial condition and prohibits the Company from paying dividends without the bank's prior written consent.
     At December 31, 1997, the Company was in violation of identical financial covenants with respect to its notes payable to Bank One, Lindner and
Renaissance, for which the Company has received waivers from Lindner and Renaissance for the reporting period.
     The covenants violated require that the Company's tangible net worth, as it and other covenant terms are defined in the covenants, exceed $(3 million); its net liabilities to net worth ratio not exceed 3 to 1; its current ratio exceed 1 to 1; and that the Company has positive annual cash flow at the end of the most recent fiscal year. As of December 31, 1997, the Company's tangible net worth, net liabilities to net worth ratio, current ratio, and annual cash flow, as defined under the covenants, were approximately $(5.8 million), 7.42 to 1, .96 to 1, and $(5.4 million), respectively.
     As  of  December  31,  1997,  the  Company  continues to classify the notes payable to Lindner and Renaissance as long-term obligations since both Lindner and Renaissance have waived the financial covenant violations for the reporting period and indicated that they would not require repayment of the debt on demand. The Company's note payable to Bank One is classified as a short-term liability as of December 31, 1997 and was repaid in full on May 1, 1998.
     In addition, the Company has not made its interest payment due October, 1997 on the Lindner and Renaissance debt. Lindner and Renaissance have taken no action with respect to such defaults, and such defaults will be remedied by the agreements of Lindner and Renaissance discussed in Note 14 below if the pending sale of the Company to Baker discussed in Note 14 is completed. UNITED KINGDOM LINE OF CREDIT
     The term of a bank line of credit of the Company's United Kingdom subsidiary ended in May 1996 and the outstanding balance of $300,000 was repaid along with accrued interest.

NOTE  4  -  BANKING  ARRANGEMENTS,  LONG-TERM  OBLIGATIONS  AND  NOTE
     PAYABLE  (CONTINUED)
CANADIAN  LINE  OF  CREDIT
     The  term  of  a  bank  line of credit of the Company's Canadian subsidiary ended in May 1996. There were no outstanding borrowings under this facility. RENAISSANCE CONVERTIBLE DEBENTURES
     In 1992 the Company sold a $2.5 million 7-year convertible debenture to Renaissance Capital Partners II, Ltd. ("Renaissance") which bore interest at 11% per annum and was convertible into Common Stock of the Company at a conversion price of $2.50 per share. Interest was payable monthly with principal payments of $25,000 commencing October 1, 1995.
     In 1993 the Company sold a $1.0 million 7-year convertible debenture to Renaissance which bore interest at 11% per annum, payable monthly, and was convertible into Common Stock of the Company at a conversion price of $3.25 per share. Simultaneously with completion of the Company's 1994 public offering of Common Stock, the Company agreed to change the conversion price of the $2.5 million and $1.0 million convertible debentures to $2.67, the average conversion price of both debentures. Renaissance then converted $1.75 million in principal amount of the $2.5 million convertible debentures into 653,846 shares of Common Stock. The outstanding balance of $1.75 million consisted of a balance of $750,000 on the original $2.5 million debenture and the $1 million debenture, all of which was convertible at $2.67 per share. The Company reduced paid-in capital by $119,000 for unamortized debt issuance costs related to the converted debentures.
     In February 1996, the Company and Renaissance agreed to change the conversion feature of the debentures so that the two debentures totaling $1.75 million in principal were convertible at $2.39 into 732,218 shares of the Company's no par Common Stock and made other minor changes in the debentures.
     In April 1996, Renaissance converted $250,000 of principal of the convertible debentures into 282,218 shares of the Company's Common Stock at a conversion rate of $.89 per share, which was the fair market value of a share of the Company's Common Stock on the date of conversion, and converted the balance of $1.5 million of principal of the convertible debentures into a senior secured note at 7% payable in five years and non-detachable five-year warrants to acquire 450,000 shares of the Company's Common Stock at an exercise price of $3.00 per share. The terms of the secured note and non-detachable stock purchase right are substantially the same as for those issued to Lindner Funds discussed below.
     The financing agreement with Renaissance with respect to the senior secured note requires that the Company satisfy certain financial covenants regarding operating results and financial condition. As discussed above, the Company is not in compliance with the loan covenants at December 31, 1997. Renaissance is also entitled to appoint an individual to participate in an advisory capacity to the Company's Board of Directors as long as $850,000 in principal amount of the senior secured note is outstanding.

NOTE  4  -  BANKING  ARRANGEMENTS,  LONG-TERM  OBLIGATIONS  AND  NOTE
     PAYABLE  (CONTINUED)
     See Note 14 below for a discussion of the agreement by Renaissance to accept a discounted amount in satisfaction of the Company's obligation to Renaissance if the pending acquisition of the Company by Baker is completed. LINDNER FINANCING
     In April 1996 Lindner Funds, then a 14% shareholder in the Company and, at December 31, 1997, a 20% shareholder, invested $5 million in the Company in exchange for a senior secured note at 7% payable in five years and non-detachable warrants to purchase 282,218 shares of the Company's Common Stock at an exercise price of $3.00 per share for five years.
     Also  see  Note  14  below.
LONG-TERM  OBLIGATIONS
     The  components  of  long-term  obligations  are  as  follows:

                 December 31,          December 31,          December 31,
                             1997          1996          1995
                             ----          ----          ----
                                      (In thousands)


Deferred lease costs.  $ 66  $339  $  708
Deferred compensation   640   632     659
                       ----  ----  ------
                        706   971   1,367
Less current portion.    34   324     477
                       $672  $647  $  890
                       ====  ====  ======



NOTE  5  -  INCOME  TAXES
     The  components  of  the  provisions  for  income  taxes  are  as  follows:

                                    For the Years Ended
                 December 31,          December 31,          December 31,
                             1997          1996          1995
                             ----          ----          ----

                                   (In thousands)
Current:
U.S. Federal. . . . . . . . . . .  $            -   $12  $   -
Foreign . . . . . . . . . . . . .               -    46   (200)
State . . . . . . . . . . . . . .             (20)    2      -
                                   $          (20)  $60  $(200)
                                   ===============  ===  ======

NOTE 5 - INCOME TAXES (CONTINUED)


     Following is a summary of United States and foreign pretax accounting income (loss):

                                    For the Years Ended
                 December 31,          December 31,          December 31,
                             1997          1996          1995
                             ----          ----          ----
                                      (In thousands)


United States  $(4,156)  $(473)  $ (9,861)
Foreign . . .   (1,270)      3     (9,672)
                (5,426)   (470)  $(19,533)
               ========  ======  =========



     Following is a reconciliation of expected income tax provisions computed at the applicable US Federal statutory rate to the provisions for income taxes included in the statements of operations:

                                    For the Years Ended
                 December 31,          December 31,          December 31,
                             1997          1996          1995
                             ----          ----          ----
                                      (In thousands)


Taxes at U.S. Federal statutory rate. . . .  $     -   $    (160)  $(5,108)
Federal alternative minimum tax . . . . . .   -    -     1    12      (753)
State income taxes. . . . . . . . . . . . .      (20)     2    2
Foreign withholding and other foreign taxes   -    -     4    46      (200)
U.S. net operating loss carry forward and
 Valuation allowances . . . . . . . . . . .   -    -    2    245     5,861
Other, net. . . . . . . . . . . . . . . . .   -    -         (85)        -
                                             $   (20)       6$60   $  (200)
                                             ========  ==========  ========



     The components of deferred taxes in the balance sheets, which were fully eliminated by a valuation allowance, were as follows:

                                    For the Years Ended
                 December 31,          December 31,          December 31,
                             1997          1996          1995
                             ----          ----          ----
                                      (In thousands)


Taxable temporary differences:
Capitalized software                   $(3,758)   $(3,649)  $(3,770)
                                        (3,758)   (3,649)   (3,770)
                                       ---------  --------  --------

Deductible temporary differences:
Tax basis in excess of book basis of
property and equipment                    200        98        98
Allowance for doubtful accounts           334        91       179
Rent expense                              25         89       134
Contract expense accruals                  -         59       119
Vacation pay and bonuses                  110       202       175
Accrued contingent liabilities            105       567        35
Provision for sale of Pipeline assets     836        -         -
                                       ---------  --------  --------
                                         1,610     1,106      740
Carryovers:
Net operating losses                     9,061     6,397     7,503
Research and other credits               3,200     3,704     3,344
                                        12,261     10,101    10,847
                                       ---------  --------  --------
Net deferred tax asset                  10,113     7,558     7,817
Valuation allowance                    (10,113)   (7,558)   (7,817)
                                       ---------  --------  --------
                                          $0         $0        $0
                                       =========  ========  ========



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

                           Amount                    Expiration
                           ------                    ----------


<
Net operating loss carry forwards for U.S.
 Federal income tax purposes. . . . . . . . .  $23.8 million  2000 to 2011
Net operating loss carry forwards for US
 Federal alternative minimum income
 tax purposes . . . . . . . . . . . . . . . .   16.0 million  2000 to 2011
Research credit carry forwards. . . . . . . .    3.2 million  1997 to 2011
Investment tax credit carry forwards. . . . .     .3 million  1997 to 2000
Alternative minimum tax credit carry forwards    .07 million  2007 to 2011



     In addition, the Company has net operating loss carryforwards for U.K. and Canadian income tax purposes of approximately $23 million and $1.6 million, respectively.
NOTE  6  -  CAPITAL  STOCK
REDEEMABLE  PREFERRED  STOCK
     In April 1990, Halliburton Company ("Halliburton"), a major oil and gas services supplier, invested $3.0 million in a subordinated convertible debenture of the Company and received non-exclusive rights to market certain of the Company's new products and to incorporate them into Halliburton's product line. During June 1990, following approval by the Company's shareholders for the issuance of 600,000 shares of Series A redeemable preferred stock, par value $5.00 per share, the debenture was exchanged for 600,000 shares of Series A convertible preferred stock. The preferred stock was convertible into 600,000 shares of Common Stock. In September 1990 Halliburton invested an additional $1.0 million in a convertible debenture of the Company. In August 1991 the Company's shareholders authorized an additional 600,000 shares of preferred stock and Halliburton exchanged the $1.0 million debenture for 200,000 shares of such stock which were convertible into 200,000 shares of Common Stock. Redemption would have been at the greater of $5.00 per common share equivalent or the then market price for the Common Stock.
     In the consolidated balance sheets the preferred stock has been classified outside stockholders' equity in accordance with Rule 5-02.28 of Regulation S-X, which requires that preferred stock for which redemption may be required under any conditions beyond control of the issuer be classified outside of permanent equity.
     In 1994 the Company and Halliburton agreed to amend the conversion and redemption provisions of the 800,000 shares of the Company's preferred stock held by Halliburton. As amended, the preferred stock is convertible into 300,000 shares of the Company's Common Stock instead of 800,000 shares prior to the amendment. The Company continues to have the right to redeem the preferred stock at any time and also is obligated to do so on the tenth anniversary of the amendment if the preferred stock is still held by Halliburton. The preferred stock continues to not be entitled to receive or accrue dividends unless the Company pays dividends on its Common Stock, and, as before the amendment, no interest accrues on the mandatory redemption amount. Also, the joint venture of the Company and Halliburton for the development and marketing of reservoir monitoring technology and services was terminated and the Company received a non-exclusive license for the use of certain reservoir monitoring technology patents.
     Also  see  Note  14  below.
STOCK  OPTION  PLANS
     The Board of Directors, at its discretion, may grant options to purchase shares of the Company's Common Stock to key employees, officers, and non-employee members of the Board of Directors. Prior to 1984 the options were non-statutory and either vested over a three-year period or were exercisable at any time for a five or ten-year period after the date of grant or at the date of amendment of the options. In 1984 the Company established an incentive stock option plan for key employees, pursuant to which options to purchase up to 350,000 shares of Common Stock were reserved for grant.
NOTE  6  -  CAPITAL  STOCK  (CONTINUED)
     In 1993 the Company adopted a stock option plan for non-employee directors. Pursuant to the plan, each non-employee director is granted an option to purchase 5,000 shares of Common Stock upon initial election to the board. Exercise prices are set at the fair market value of the Common Stock on the date of the grant. Upon re-election to the Board, for each year to be served, each non-employee director is granted an option to purchase 2,500 shares of Common Stock at an exercise price set at the fair market value on the date of the grant. Pursuant to this plan, options to purchase 5,000 shares at an exercise price of $.128 were issued in 1997; 10,000 options to purchase shares at an exercise price of $1.38 and 10,000 options to purchase shares at an exercise price of $.50 were issued in 1996.
     Following  is  a  summary  of  stock  option  activity  for:

                                        Option Price (equal to Market
                              Number          Value at Date of Grant)
                                              -----------------------
                                        of          Weighted

                                 Shares           Per Share        Average      Total
                               -----------  ---------------------  --------  ------------
Balance at December 31, 1994.     799,262         $2.00 to  $7.13  $   4.42  $ 3,532,000
 Grants . . . . . . . . . . .      95,000   .    2.25 to     5.00      2.49      236,000
 Expirations. . . . . . . . .    (175,387)       2.00 to     6.38      4.11     (721,000)
 Exercises. . . . . . . . . .     (63,750)       2.00 to     4.88      3.50     (223,000)
                               -----------                                   ------------
Balance at December 31, 1995.     655,125         2.00 to    7.13      4.31    2,824,000
 Grants . . . . . . . . . . .     814,209   .    2.25 to     5.00      1.47    1,197,000
 Expirations                     (382,834)         50 to    7.125      4.08   (1,562,000)
 Exercises. . . . . . . . . .      (2,500)                   2.25      2.25       (6,000)
Balance at December 31, 1996    1,084,000          50 to    6.375      2.27    2,453,000
 Grants . . . . . . . . . . .     896,000       .1275 to    2.000      1.02      914,000
 Expirations. . . . . . . . .  (369,376),         .50 to    4.875      2.77   (1,024,000)
 Exercises. . . . . . . . . .           0                  -    -         0            0
                               -----------                                   ------------
Balance at December 31, 1997.   1,610,624       $.1275 to  $6.375  $   1.45  $ 2,343,000
                               ===========                                   ============

Number of shares exercisable:
December 31, 1995 . . . . . .     545,000         $2.00 to  $7.13  $   4.52  $ 2,463,000
                               ===========                                   ============
December 31, 1996 . . . . . .     480,000       1.91 to     6.375      3.17    1,522,000
                               ===========                                   ============
December 31, 1997 . . . . . .   1,547,624       $.1275 to  $6.375  $   1.48  $ 2,299,000
                               ===========                                   ============



     Exercise prices of substantially all outstanding non-statutory options and all outstanding incentive stock options were set at the fair market value of the stock at the date of grant. No accounting recognition is given to options granted at exercise prices equal to fair market value at date of grant until they are exercised at which time the proceeds received by the Company are credited to Common Stock and paid-in capital.
     In February 1997 the Company entered into a stock option agreement granting to its Chief Executive Officer the right to purchase 600,000 shares of the Company's Common Stock through February 10, 2002. The exercise prices are 150,000 shares at $.50 per share, 150,000 shares at $1.00 per share, 150,000 shares at $1.50 per share, and 150,000 shares at $2.00 per share. An option previously granted to the Company's Chief Executive Officer to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.875 per share was canceled.
NOTE  6  -  CAPITAL  STOCK  (CONTINUED)
STOCK  BASED  COMPENSATION
     The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, as of January 1, 1996, and such adoption is reflected with respect to the presentation herein of 1995 amounts. SFAS No. 123 allows for the Company to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under the intrinsic value method. The Company issued 896,000, 814,209 and 95,000 stock options to employees, directors and consultants during 1997, 1996 and 1995, respectively.
     The per-share weighted-average fair value of stock options granted in 1997, 1996 and 1995 was 855,000, 997,000 and 236,000, respectively.
     The following table summarizes the difference between the fair value and intrinsic value methods and the proforma net loss and loss per share amounts for the year ending December 31, 1997 had the Company adopted the fair value based method of accounting for stock-based compensation.

                                        Year Ended
                 December 31,          December 31,          December 31,
                             1997          1996          1995
                             ----          ----          ----
                                      (In thousands)


Difference between fair value. . .  $
 and intrinsic value methods
 (additional compensation expense)  $   396   $   974       300
Net loss . . . . . . . . . . . . .   (5,842)   (2,740)  (25,200)
Loss per share . . . . . . . . . .     (.66)     (.32)    (3.08)
                                    ========  ========  ========



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the respective year:


                                          Year Ended
                                         December 31,   December 31,   December 31,
                                             1997           1996           1995
                                         -------------  -------------  -------------
(In thousands)
Dividend yield. . . . . . . . . . . . .           0.0%           0.0%           0.0%
Average annual volatility . . . . . . .         160.0%         117.0%         257.0%
Average annual risk-free interest rate.           5.4%           5.4%           5.4%
Expected lives. . . . . . . . . . . . .    5-10 years     5-10 years     7-10 years



NOTE  7  -  RETIREMENT  AND  COMPENSATION  PLANS
STOCK  PURCHASE  PLANS
     The Company has a stock purchase plan, which was adopted in 1991, under which employees and consultants to the Company can elect to receive shares of Common Stock as payment for compensation, services and expenses. In 1997 and
1995, no shares were issued pursuant to the Company's plan. The Company contributed 299,000 shares pursuant to the plan in 1996. The Company also has a noncontributory employee stock purchase plan for employees to purchase Common Stock through payroll deductions. In 1995, 370,000 shares were purchased under the employee stock purchase plan.
     The Company maintains a qualified target benefit retirement plan that covers substantially all of its U.S. employees. Such plan is a defined contribution plan and Company contributions are based on percentages of employee compensation and are allocated to individual accounts for each employee. Employees may voluntarily supplement the Company's contribution to their accounts in amounts up to 10% of salary. Amounts charged to expense for Company contributions were $254,000, $182,000 and $146,000 in 1997, 1996 and 1995, respectively.
     The Company also has a non-contributory employee stock ownership plan that covers substantially all of its U.S. employees. Company contributions are determined by the Board of Directors and can be made in stock or cash. The Board of Directors determined that no contribution would be made for 1997 and 1996. In 1995, the Company accrued $125,000 contribution, which was paid in 1996 with approximately 55,000 shares of Common Stock.
     The Company has similar retirement benefit plans, including employee stock ownership programs, covering employees of its foreign subsidiaries. The amount charged to expense for these plans was $139,000, $148,000 and $229,000 in 1997, 1996 and 1995 respectively, of which $27,000, $42,000 and $56,000 is included in accrued salaries and benefits at December 31, 1997, 1996 and 1995, respectively.

NOTE  8  -  INFORMATION  ABOUT  OPERATIONS
FOREIGN  AND  DOMESTIC  OPERATIONS  AND  UNITED  STATES  EXPORT  REVENUE
     Following is financial information about the Company's foreign and domestic operations and United States export sales.

                            For the Year Ended December 31, 1995
                            ------------------------------------
                                       (In Thousands)

                                           Consolidated
                                          --------------
                                               U.S.         U.K.     Canada     Total
                                          --------------  --------  --------  ---------
Revenue. . . . . . . . . . . . . . . . .  $      11,363   $ 7,339   $ 2,750   $ 21,452
Income (loss) from continuing operations
                                                 (9,931)   (8,933)     (869)   (19,733)
Identifiable assets. . . . . . . . . . .         17,843     3,580     2,763     24,186




                           For the Year Ended December 31, 1996
                           ------------------------------------
                                      (In Thousands)

                                           Consolidated
                                          --------------
                                               U.S.        U.K.    Canada    Total
                                          --------------  ------  --------  --------
Revenue. . . . . . . . . . . . . . . . .  $       9,636   $7,418  $ 1,950   $19,004
Income (loss) from continuing operations
                                                   (413)     473     (470)     (410)
Identifiable assets. . . . . . . . . . .         19,435    2,164    1,109    22,708




                            For the Year Ended December 31, 1997
                            ------------------------------------
                                       (In Thousands)

                                           Consolidated
                                          --------------
                                               U.S.         U.K.     Canada    Total
                                          --------------  --------  --------  --------
Revenue. . . . . . . . . . . . . . . . .  $       6,386   $ 4,618   $ 1,388   $12,392
Income (loss) from continuing operations
                                                 (4,176)   (1,229)      (41)   (5,446)
Identifiable assets. . . . . . . . . . .         12,413     1,539       926    14,878



          In 1995, the Company's foreign operations experienced an aggregate loss from operations of $9.8 million, which was primarily attributable to the write-down of capitalized software and bad debt provision allocable to foreign
operations.    See  Note  13  below.
     U.S.  export  revenues  by  geographic  area  were  as  follows:


                                                   For the Years Ended
                                                       December 31,      December 31,   December 31,
                                                           1997              1996           1995
                                                   --------------------  -------------  -------------
(In thousands)
Far East. . . . . . . . . . . . . . . . . . . . .  $              1,154  $       1,512  $       1,014
Central and South America . . . . . . . . . . . .                 1,693          2,848          2,088
Europe. . . . . . . . . . . . . . . . . . . . . .                     -            909            810
Canada & Other. . . . . . . . . . . . . . . . . .                    66            206            181
                                                   $              2,913  $       5,475  $       4,093
                                                   ====================  =============  =============

NOTE 8 - INFORMATION ABOUT OPERATIONS (CONTINUED)


     During 1997 and 1995, there was no single customer that accounted for 10% or more of the Company's revenue, the loss of which would have a material adverse effect on the Company's business. During the year ended December 31, 1996, the Company derived $2.3 million, or 12%, of its consolidated revenue from National Nigerian Petroleum Corporation.
CONCENTRATIONS  OF  CREDIT  RISK
     Most  of  the  Company's  clients  are  large, established U.S. and foreign companies (sometimes acting as government contractors), governments, and national oil and gas companies of foreign governments. Qualifying foreign receivables are insured, subject to a deductible loss amount, under an insurance policy with the Foreign Credit Insurance Association, an agency of the United States Export-Import Bank. The Company performs credit evaluations of its customers' financial condition when considered necessary and generally does not require collateral.
     At December 31, 1997, accounts receivable, net of doubtful accounts and work in progress, related to the following customer groups:


                            United States   Foreign   Total
                           ---------------  --------  ------
                           (in thousands)
December 31, 1997:
 Companies. . . . . . . .  $           294  $  1,940  $2,234
 Governments and national
   petroleum companies. .                3     1,088   1,091
 Government contractors .               44        16      60
                           ---------------  --------
                           $           341  $  3,044  $3,385
                           ===============  ========  ======

December 31, 1996:
 Companies. . . . . . . .  $         5,028  $  2,076  $7,104
 Governments and national
   petroleum companies. .              432       742   1,174
 Government contractors .               54        62     116
                           $         5,514  $  2,880  $8,394
                           ===============  ========  ======

December 31, 1995:
 Companies. . . . . . . .  $         2,041  $  5,105  $7,146
 Governments and national
   petroleum companies. .              137     1,598   1,735
 Government contractors .               57         0      57
                           $         2,235  $  6,703  $8,938
                           ===============  ========  ======




NOTE  9  -  LEASE  COMMITMENTS
     At December 31, 1997 the Company's minimum rental commitments under operating leases for office space and equipment were as follows:


                   Year        Amount
              ---------------  ------
              (in thousands)
1998 . . . .  $           540
1999 . . . .              496
2000 . . . .              487
2001 . . . .              470
2002 . . . .              348
  Thereafter  $           468


     Total rent expense amounted to $866,000, $1,400,000 and $1,400,000 during 1997, 1996 and 1995, respectively.
NOTE  10  -  SALE  OF  THE  ASSETS  OF  THE  PIPELINE  BUSINESS  LINE
     During 1997, the Company's management and Board of Directors designed and implemented a plan to improve the Company's financial performance through a merger, alliance or sale of the Company and to divest the Company of underperforming assets. As part of this plan, the Company announced on January 5, 1998 an intent to sell the Pipeline Simulation assets. These assets as of December 31, 1997 were estimated to have a net carrying value of $4.3 million.
     On March 2, 1998, the Company announced the signing of a definitive binding agreement to sell the assets of the Pipeline Simulation business line to LIC. The transaction which is expected to close on May 1, 1998 will result in consideration to the Company of $1.5 million in cash and the assumption by LIC of current obligations up to a maximum of $230,000. Based on fair market value estimates, the Company recorded a provision of $2.2 million to write down the carrying amounts of the Pipeline assets to estimated fair value less cost to sell. The Pipeline Simulation business line recorded sales of $2.5 million, $4.3 million and $4.6 million and contributed a net loss of $1.3 million, $.4 million and $1.4 million in 1997, 1996 and 1995, respectively, excluding the provision for the loss of sale of Pipeline assets recorded at December 31, 1997. Following is the schedule detail of assets and liabilities associated with the sale.

NOTE  10  -  SALE  OF  THE  ASSETS  OF  THE  PIPELINE  BUSINESS LINE (CONTINUED)


                                                       December 31, 1997
                                                      -------------------

                                                        (In thousands)

Assets
  Accounts Receivable. . . . . . . . . . . . . . . .  $             1,043
  WIP (unbilled receivables) . . . . . . . . . . . .                  440
  Property & Equipment, net of accumulated
   Depreciation, $1,258. . . . . . . . . . . . . . .                  240
  Capitalized Software, net of amortization, $8,235.                2,557
                                                      -------------------
                                                      $             4,280
Less:  Liabilities Assumed
  Deferred Maintenance . . . . . . . . . . . . . . .                  500
  Payables . . . . . . . . . . . . . . . . . . . . .                  230
                                                      -------------------
                                                                    3,550
  Costs of Sale. . . . . . . . . . . . . . . . . . .                  150
                                                      -------------------
                                                                    3,700
Less:  Expected Proceeds . . . . . . . . . . . . . .                1,500
Provision from loss on Sale. . . . . . . . . . . . .  $             2,200
                                                      ===================

NOTE 11 - DISPOSAL OF KINESIX DIVISION


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

NOTE  12  -  CONTINGENCIES
     To the knowledge of management, there are no significant claims pending or threatened against the Company or any of its subsidiaries as of December 31, 1997 which could have a materially adverse effect on the Company's financial position, results of operations or cash flows. As of December 31, 1997, 1996 and 1995, the Company had no recorded insurance recoveries for uncollected foreign receivables.
     Prior to 1995, the Company had included within other assets a $470,000 receivable balance related to costs incurred in connection with a gas pipeline project in India. Although the negotiations for settlement of the Company's claim were continuing at December 31, 1995, the Company determined that the probability  of  collection  was  remote  and  wrote  off  the  asset  in total.
     The WOLF CLASS ACTION LAWSUIT settlement was completed on May 23, 1997. The KINESIX EUROPE Arbitration was settled in February 1997. The SECURITIES AND EXCHANGE COMMISSION INVESTIGATION, as it pertained to the Company, was completed on September 11, 1997. THE SECURITIES AND EXCHANGE COMMISSION (SEC) COMMENT LETTERS ARE still under discussion with the staff of the SEC. Following is a description of these issues:
     MARSHALL WOLF, ON HIS BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED VS. E. A. BREITENBACH, R. J. HOTTOVY, JIMMY L. DUCKWORTH, AND SCIENTIFIC SOFTWARE-INTERCOMP, INC. On October 5, 1995, a claim was filed in the United States District Court of the District of Colorado alleging that the Defendants, who included the former President and Chief Executive Officer of the Company, its former Chief Financial Officer and a former Executive Vice President, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder in issuing financial reports for the first three quarters of the Company's 1994 fiscal year which failed to comply with generally accepted accounting principles with respect to revenues recognized from the Company's contracts with value added resellers. The Plaintiff sought to have the Court determine that the lawsuit constituted a proper class action on behalf of all persons who purchased stock of the Company during the period from May 20, 1994 through July 10, 1995, with certain exclusions, and the Company did not contest whether the claim constituted a proper class action.
     The Defendants and the Plaintiff initially reached agreement for settlement of the claim involving the payment of $1.1 million in cash, to be provided by the Company's liability insurer in a court-supervised escrow account, and the Company's issuance of warrants to purchase Common Stock exercisable at the market price of the stock at the time of completion of the settlement, with the number of warrants to be such that their aggregate value was $900,000. Subsequently, the settlement agreement was modified to eliminate the warrants and to provide for an additional $525,000 in cash, to be paid by the Company. The Company concluded that the foregoing settlement was in its best interests in view of the uncertainties of litigation, the substantial costs of defending the claim and the material amount of management time which would be required for such defense. The Company recorded a $900,000 loss contingency in the second quarter of 1996 relating to the proposed agreement for settlement of the Marshall Wolf claim in accordance with Question 1 of SEC Staff Accounting Bulletin Topic 5:Y. On May 23, 1997, the final approval of the fairness of the settlement was granted by the Court. The Company paid $525,000 in cash and reversed a net $315,000 of the loss contingency reserve of $900K after applying additional incurred legal costs.

     ARBITRATION  NUMBER  70T  181  0038 96 D; KINESIX, A DIVISION OF SCIENTIFIC
     ---------------------------------------------------------------------------
SOFTWARE-INTERCOMP,  INC.  AND  KINESIX  (EUROPE)  LTD.,  AN  ENGLISH  COMPANY -
   -----------------------------------------------------------------------------
HOUSTON,  TEXAS.    The  Company,  through  Kinesix,  a Division of the Company,
   -------------
entered  into  a  Territory  Distributor  Agreement  with  Kinesix (Europe) Ltd.
   ---
("KEL"),  an  unaffiliated  entity  located  in  London,  U.K.   The Distributor
   ---
Agreement  required  under  most  circumstances  a  decision  from  the American
   ---
Arbitration  Association  ("AAA") before its termination could be effective.  On
   ---
March  4,  1996  the  Company  commenced  arbitration  seeking  declaration  of termination of the Distributor Agreement and money due the Company for receivables outstanding as of December 31, 1995 of $296,000 for which the Company had fully provided an allowance for doubtful accounts. Thereafter, KEL in writing advised its customer base that it had ceased to trade in Kinesix products. As a result of this action by KEL and pursuant to the Distributor Agreement, the Company had declared the Distributor Agreement terminated without the requirement of arbitration. In the interim, on April 1, 1996 KEL filed an answer and counterclaim with the AAA and asserted damages that exceed $1 million without substantiation.
     On October 1, 1996, a panel of the AAA made an award in favor of KEL against the Company in the aggregate amount of $674,000 and the Company recorded an accrual for the loss contingency in the third quarter of 1996 in accordance with SFAS No. 5. Such award was totally unanticipated by the Company and its counsel. On October 21, 1996, the Company filed a petition in a Texas state court seeking to have the award vacated on the grounds that the arbitrators erroneously denied the Company's request for a postponement of the arbitration hearing which prejudiced the Company in view of the claimant's failure to meet its obligation to disclose material testimony to be given at the hearing and that the arbitrators made a gross mistake of law in failing to apply a release and waiver given by the claimant following its knowledge of the complained of acts of the Company. The award in favor of KEL was settled in February 1997 for $575,000. The Company recognized an expense for the amount of the $674,000 award, which has been included in the loss from operation of the discontinued Kinesix Division for the year ended December 31, 1996, and included a liability of $674,000 in the December 31, 1996 balance sheet as part of other current liabilities. The Company recorded a credit to expense of $99,000 in the first quarter of 1997, representing the difference between $575,000 and the previously accrued amount of $674,000.
     SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. On September 11, 1997, the Company resolved the investigation by the Securities and Exchange Commission ("SEC") of the Company's disclosures and financial statements for the years ended December 31, 1993, 1994 and 1995. Without admitting or denying any of the allegations of the SEC, the Company settled the matter by consenting to the entry of a permanent injunction prohibiting future violations by the Company of
Section 17(a) of the Securities Act of 1933, and Sections 10 (b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder and to an order to restate the Company's financial statements for the years ended December 31, 1993, 1994 and 1995. The SEC staff has advised the Company that, with the entry of the permanent injunction, the investigation into this matter as to the Company has been concluded.
     SECURITIES AND EXCHANGE COMMISSION COMMENT LETTERS. The Company has received extensive comment letters from the Staff of the Securities and Exchange Commission ("SEC") on its Forms 10-K for the year ended December 31, 1995 and 1997 and on its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. The Company is responding to those. Resolution of some of the comments may result in certain revisions of those Forms in addition to the restatement of the Company's financial statements for 1995, 1994 and 1993 as discussed in Note 2 above and of the financial statements therein.
NOTE  13  -  CERTAIN  NON-RECURRING  CHARGES
     In January 1996 the Company appointed George Steel as president and chief operating officer. Following this change, Mr. Steel and management undertook a review of the Company's policies regarding capitalized software costs, bad debt reserves and expense accruals. As a result of this review, the Company made the following adjustments in the fourth quarter of 1995, which are discussed under corresponding subheadings below.



                                          As Originally  Net Before
Reported                                  Attributable    Restate -   '95 Restated  '95 Restated
      To Kinesix                             Note 2      Adjustments   Financials
----------------------------------------  -------------  -----------  ------------
(In thousands)
Reduction of capitalized software costs
                                                                                                  $(17,917)  $(3,991)  $(13,926)
Increase in bad debt reserve provision
                                                                                                    (3,192)        -     (3,192)
Expense accruals and other adjustments
                                                                                                    (1,625)        -     (1,625)
Total fourth quarter 1995 adjustments
                                                                                                  $(22,734)  $(3,991)  $ 18,743
                                                                                                  =========  ========  =========




Reported
      To Kinesix
----------------------------------------
(In thousands)
Reduction of capitalized software costs
                                          $   -   $(13,926)
Increase in bad debt reserve provision
                                           (655)    (2,537)
Expense accruals and other adjustments
                                              -     (1,625)
Total fourth quarter 1995 adjustments
                                          $(655)  $(18,088)
                                          ======  =========


REDUCTION  OF  CAPITALIZED  SOFTWARE  COSTS
     The Company concluded that it had not been realizing an adequate return on its capitalized software development costs; that the rate of technological change applicable to the Company's software products was accelerating; and that accordingly the value of its capitalized software was impaired. As a result the Company made a one-time reduction of the carrying value of capitalized software costs by $17,917,000 effective December 31, 1995.
     The  $17,917,000  capitalized  software  development  cost  reduction  was determined by an evaluation of each of the Company's principal software products. The evaluation included a projection of the future revenue streams from the products with those projected revenue streams adjusted using historical variance factors derived from previous forecasts. The revenue streams were also reduced to reflect normal costs of developing, maintaining and marketing software in order to project a reasonable return to the Company on its software investment.
     In addition to the one-time reduction of capitalized software development costs, the Company reduced the estimated useful lives of its capitalized software from 7-13 years to a new life, beginning in 1996, of 5 years. Such a reduction in useful life reflects the anticipated increase in technological change along with an anticipated continued requirement of the Company to expend significant funds for software development in order to remain competitive in its marketplace.
     As part of the downsizing and refocusing of the Company, management began allocating reduced amounts of funds to software development activities by comparison to past years. Management estimates that resources to be allocated to software development will be in the range of $2 million to $3 million annually in the immediate term. Since this approximates the current rate of annual amortization expense, management does not expect the net carrying value of capitalized software to increase significantly in the foreseeable future.

NOTE  13  -  CERTAIN  NON-RECURRING  CHARGES  (CONTINUED)
INCREASE  IN  BAD  DEBT  RESERVE  PROVISION
     During late 1995 and early 1996 the Company established a policy that required stringent review of accounts receivable over six months old. As a result of this new policy, in the fourth quarter of 1995 the Company increased its 1995 provision for doubtful accounts by $2,537,000, The Company determined that the chance was remote that it would be able to collect accounts receivable of $3,455,000 and thus as of December 31, 1995 had written off such amounts. The corresponding provision for doubtful accounts of $3,301,0000 almost entirely consists of transactions recognized in 1995, including $1,561,000 from a foreign consulting project and $487,000 from a software sale on which the payments have been significantly delayed. The $1,561,000 was collected by the Company in the third and fourth quarters of 1996 after renewed efforts to collect the outstanding balance.
EXPENSE  ACCRUALS  AND  OTHER  ADJUSTMENTS
     Also in the fourth quarter of 1995, the Company made various expense accruals and other adjustments totaling $1,625,000. A total of $853,000 for various expense accruals was comprised primarily of non-recurring audit and legal fees in the amounts of $351,000 and 170,000, respectively, which were primarily attributable to adjustments to reflect obligations for prior services rendered by the Company's auditors and legal counsel, the re-audit of the Company's 1994 financial statements by new auditors after the resignation of the Company's prior auditors in June 1995 after performing a substantial amount of audit work with respect to the 1994 financial statements, and various legal and regulatory matters for which the Company required the services of legal counsel. As a result of the Company's review of the status of various consulting and software contracts, the Company accrued a liability as of December 31, 1995 for the reimbursement of $200,000 in funds provided by a third party for a funded development project for which all features to be provided by the Company were not then developed and for which the party in the fourth quarter of 1995 demanded reimbursement. Further, in the fourth quarter of 1995 the Company recorded a $130,000 provision for costs to complete a Pipeline Simulation project which as a result of project tests in October 1995 the customer indicated that further work was necessary to complete the project, and accrued $70,000 for costs to complete a project for which the customer demanded in the fourth quarter of 1995 additional work on certain aspects of the project. The Company also wrote off in the fourth quarter of 1995 $272,000 in capitalized software costs attributable to a Pipeline Simulation software product which the Company concluded that it could not fund to completion as a result of strategic product line decisions and the reduced availability of internally-generated funds, and $100,000 in unbillable costs attributable to a project in Spain with respect to which correspondence from the vendor beginning in the fourth quarter of 1995 indicated that payments would not be made.
1996  AND  1997  STAFF  REDUCTION  PLANS
     In 1996, the Company took steps to reduce costs and implemented a staff reduction plan pursuant to which the Company terminated in 1996 ten employees who were in the E&P Technology and administrative employee groups. As of December 31, 1996, the Company had accrued severance costs in the total amount of $101,000 for such plan and was included in selling, general and administrative expense, and paid in 1996.

NOTE  13  -  CERTAIN  NON-RECURRING  CHARGES  (CONTINUED)
     In 1997, the Company implemented a second staff reduction plan pursuant to which the Company terminated in 1997 eight employees who were employees in the E&P Technology and administrative employee groups. The Company accrued termination costs in the total amount of $172,000, all of which was included in selling, general and administrative expense, and none of which was paid as of December 31, 1997.
NOTE  14  -  SUBSEQUENT  EVENTS
     On April 1, 1998, the Company announced that it had entered into a binding letter agreement with Baker Hughes Incorporated ("Baker") to acquire all of the outstanding shares of Scientific Software-Intercomp, Inc. ("Company") which would result in Baker acquiring the Company's ongoing E&P Consulting and E&P Technology businesses, subject to certain conditions. The sale does not include the Company's Pipeline Simulation Software assets which are being purchased separately by LIC.
     The agreement with Baker provides that the shareholders of the Company's Common Stock will receive a maximum of $.50 and a minimum of $.30 net per share in consideration for the acquisition, with the maximum and minimum amounts per share depending on the amount payable to Halliburton Company ("Halliburton"), the preferred shareholder of the Company. The amount payable to Halliburton will be in exchange for the preferred stock of the Company.
     The acquisition is subject to customary conditions as well as the approval of the Company's common shareholders.
     The Company's senior secured lenders, the Lindner Funds ("Lindner") and Renaissance Capital Partners II, Ltd. ("Renaissance") have agreed to accept discounted payments of $1.4 million and $1.3 million respectively in satisfaction of the outstanding $6.5 million principal plus accrued interest and other obligations owed by the Company to the lenders. Halliburton has agreed to accept $2.5 million in cash in exchange for its $4.0 million preferred stock holding in the Company.
     As a result of the agreement with Halliburton, the Company expects the consideration payable to the Company's common shareholders to be approximately $.49 per share, subject to possible downward adjustment based on the results of Baker's continued due diligence.
     The agreement with Baker, while binding, will be further detailed in a subsequent customary definitive agreement between Baker and the Company, containing the terms set forth in the agreement announced on April 1, 1998.
     Closing  of  the  acquisition  is  expected  in  the third quarter of 1998.

FINANCIAL  STATEMENT  SCHEDULES

                                        SCHEDULE II
                            SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                                    VALUATION RESERVES

                                  Deductions
                                   Additions    (Write-offs of
                                  Balance at      Charged to      Previously   Balance at
                                   Beginning      Costs and        Reserved      End of
                                   of Period       Expenses        Amounts)      Period
                                  -----------  ----------------  ------------  -----------
Allowance for doubtful accounts:
Year Ended December 31,
 1997. . . . . . . . . . . . . .  $   690,000  $       308,000   $  (117,000)  $   881,000
                                  ===========  ================  ============  ===========
Allowance for doubtful accounts:
Year Ended December 31,
 1996. . . . . . . . . . . . . .  $ 3,811,000  $    (1,057,000)  $(2,064,000)  $   690,000
                                  ===========  ================  ============  ===========
Allowance for doubtful accounts:
Year Ended December 31,
 1995. . . . . . . . . . . . . .  $ 4,617,000  $     2,649,000   $(3,965,000)  $ 3,301,000
                                  ===========  ================  ============  ===========



Note:
     In 1996, the net credit to bad debt expense of $1,057,000 consists of expense charges of $541,000 reduced by credits to bad debt expense for recovery of accounts previously reserved of $1,598,000.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     During the Company's two most recent fiscal years and through the date of the filing of this report, there have been no changes in and disagreements with the Company's accountants on matters of accounting and financial disclosure.
                                    PART III
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. Information regarding the Company's directors and executive officers is set forth  in  Part  1  Item  1  of  this  report  under  the  caption "Management."
Section  16(a)  Beneficial  Ownership  Reporting  Compliance
     Section  16(a)  of  the  Securities  Exchange  Act  of  1934,  requires the
Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Such officers, directors, and 10% shareholders are also required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file.
     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors, and 10% stockholders were satisfied on a timely basis. In making these statements, the Company has relied upon the written representation of its officers and directors.
     ITEM  11.    EXECUTIVE  COMPENSATION
     The following table summarizes the total compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during 1997, 1996 and 1995, respectively, by the "Named Executive Officers" who include (i) the Company's President and Chief Executive Officer, (ii) each of the Company's three most highly compensated executive officers other than its Chief Executive Officer who were serving as officers of the Company as of December 31, 1997 and whose annual salary and bonus for 1997 exceeded $100,000, and (iii) the two individuals who would have been in the group of three most highly compensated officers other than the Chief Executive Officer as of December 31, 1997 but for the fact that they were not serving as executive officer at that time.

                           SUMMARY COMPENSATION TABLE

                                                                    Long-Term Compensation
                                                                    ----------------------

                                                                    Awards          Payouts
                                                                    ------          -------
                                             Annual Compensation                    Restricted
                                             -------------------

                                                                     Other Annual    Stock      All Other
Name and                                                                Salary       Bonus    Compensation   Award(s)  Options/
Principal Position                                                       Year         ($)          ($)         ($)        ($)
-------------------------------------------------------------------  -------------  --------  -------------  --------  ---------

George Steel(1) . . . . . . . . . . . . . . . . . . . . . . . . . .          1997    199,999              0         0          0
President and . . . . . . . . . . . . . . . . . . . . . . . . . . .          1996    162,500              0         0          0
Chief Executive Officer . . . . . . . . . . . . . . . . . . . . . .          1995          0              0         0          0
-------------------------------------------------------------------  -------------  --------  -------------  --------  ---------

Robert G. Parish(2) . . . . . . . . . . . . . . . . . . . . . . . .          1997    156,992              0         0          0
Executive Vice President,
                                                                             1996    146,485         28,074         0          0
Exploration & . . . . . . . . . . . . . . . . . . . . . . . . . . .          1995    142,876              0         0          0
Production. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,641(4)
Consulting
-------------------------------------------------------------------

Gordon L. Scheig. . . . . . . . . . . . . . . . . . . . . . . . . .          1997     76,750              0    52,195          0
Vice President, . . . . . . . . . . . . . . . . . . . . . . . . . .          1996     70,625              0   100,500          0
Sales - America . . . . . . . . . . . . . . . . . . . . . . . . . .          1995     75,000          3,637    29,096          0

Peter C. Colonomos. . . . . . . . . . . . . . . . . . . . . . . . .          1997     89,999              0    23,204          0
Vice President, . . . . . . . . . . . . . . . . . . . . . . . . . .          1996     71,242          6,090    33,902          0
E&P Consulting. . . . . . . . . . . . . . . . . . . . . . . . . . .          1995          0              0         0          0
Sales-South America

Dag G. Heggelund. . . . . . . . . . . . . . . . . . . . . . . . . .          1997    112,625              0         0          0
Vice President, . . . . . . . . . . . . . . . . . . . . . . . . . .          1996    101,708          5,000         0          0
WorkBench . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1995     87,176          4,550     5,750          0
Development


(1)  George Steel joined the Company January 15, 1996.
(2)  Robert G. Parish was terminated on April 17, 1998.
(3)  Executive perquisite allowance.
(4)  U.K. auto allowance.
(5)  Peter C. Colonomos resigned from the Company in January 1998.
(6)  Dag G. Heggelund resigned from the Company in February 1998.



Name and                                                             Compensation
Principal Position                                                      SARs(#)       ($)      Total
-------------------------------------------------------------------  -------------  --------  -------

George Steel(1) . . . . . . . . . . . . . . . . . . . . . . . . . .        600,000        0   199,999
President and . . . . . . . . . . . . . . . . . . . . . . . . . . .        110,000        0   162,500
Chief Executive Officer . . . . . . . . . . . . . . . . . . . . . .              0        0         0
-------------------------------------------------------------------  -------------  --------  -------

Robert G. Parish(2) . . . . . . . . . . . . . . . . . . . . . . . .         25,000        0   156,992
Executive Vice President,
                                                                             7,000        0   174,559
Exploration & . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,000  5,715(3)  156,232
Production
Consulting
-------------------------------------------------------------------

Gordon L. Scheig. . . . . . . . . . . . . . . . . . . . . . . . . .         25,000        0   128,945
Vice President, . . . . . . . . . . . . . . . . . . . . . . . . . .          6,000        0   171,125
Sales - America . . . . . . . . . . . . . . . . . . . . . . . . . .              0        0   107,733

Peter C. Colonomos. . . . . . . . . . . . . . . . . . . . . . . . .              0        0   113,203
Vice President, . . . . . . . . . . . . . . . . . . . . . . . . . .              0        0   111,234
E&P Consulting. . . . . . . . . . . . . . . . . . . . . . . . . . .              0        0         0
Sales-South America

Dag G. Heggelund. . . . . . . . . . . . . . . . . . . . . . . . . .         25,000        0   112,625
Vice President, . . . . . . . . . . . . . . . . . . . . . . . . . .         10,000        0   106,708
WorkBench . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,500        0    97,476
Development


(1)  George Steel joined the Company January 15, 1996.
(2)  Robert G. Parish was terminated on April 17, 1998.
(3)  Executive perquisite allowance.
(4)  U.K. auto allowance.
(5)  Peter C. Colonomos resigned from the Company in January 1998.
(6)  Dag G. Heggelund resigned from the Company in February 1998.


Executive  Compensation  Policies
     The Company's policy regarding base salaries for senior executives recognizes each individual's levels of responsibility, and his contribution toward the success of his respective area of responsibilities and to the Company in general. All senior executives have significant experience in the oil and gas industry and most have advanced degrees. Accordingly, the Company uses oil and gas industry data and professional association data, as well as data from companies included in the Standard & Poor's Energy Composite Index used to prepare the Performance Table below, to ensure that base salaries are competitive within the Company's industry.
Due to the Company's current financial performance and condition, which raise doubt as to whether the Company will be able to continue as a going concern, the Company does not at this time have a general policy for increases in executive compensation or bonuses which are linked to the Company's financial performance and does not expect to establish such a policy until such time as the Company is able to return to profitability and financial stability. Prior thereto, any executive compensation increases will be granted only in the event of material increases in an executive's responsibilities and performances based upon an evaluation of each individual executive.
In addition to the base salary and bonus plan, the Company established guidelines in 1991 for the award of stock options to senior executives and other key employees. These guidelines are reviewed each year by management to determine if additional stock options should be granted to senior executives and key contributors. Stock options with respect to an aggregate of 625,000 shares were issued to senior executives during 1997. Included in such option grants was the issuance to George Steel, the Company's Chief Executive Officer, of an option to acquire 600,000 shares in exchange for a previously issued option as described under the "Stock Option Repricing/Exchange" caption below. The foregoing restructuring of Mr. Steel's stock option was approved in light of the adverse effect on the market price for the Company's Common Stock of circumstances in the Company occurring prior to Mr. Steel's employment and for the purpose of providing for him an incentive with respect to the Company's subsequent performance.

Edward O. Price, Jr., member of the Compensation Committee William B. Nichols, Member of the Compensation Committee

Compensation  of  Directors
     For attendance at Board of Directors meetings during the year ended December 31, 1997, Edward O. Price, Jr. and William B. Nichols were compensated in the amount of $4,000 each. Directors did not receive any option grants during 1997 other than Jack L. Howard who, upon becoming a Director during 1997, received an option to purchase 5,000 shares of Common Stock at $.128 per share, representing the public trading market price of the Common Stock at that time.

The following table summarizes the individual grants of stock options made during the last completed fiscal year to each of the Named Executive Officers.

                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------


                                Individual Grants
                                -----------------

                     Number of securities underlying Options/SARs granted (#)


                                               (c)
Name                                           (b)
                                               (d)

                                               (e)
(a)
-------------------

George Steel. . . .                                                   150,000
                     --------------------------------------------------------
                                                                      150,000
                     --------------------------------------------------------
                                                                      150,000
                     --------------------------------------------------------
                                                                      150,000
                     --------------------------------------------------------
Robert G. Parish. .                                                    25,000
                     --------------------------------------------------------
Gordon L. Scheig. .                                                    25,000
                     --------------------------------------------------------
Peter C. Colonomos.                                                    25,000
                     --------------------------------------------------------
                                                                        3,000
                     --------------------------------------------------------
Dag G. Heggelund. .                                                   25,0000
-------------------  --------------------------------------------------------


                     Percent of total options/SARs granted to employees in
 fiscal year   Exercise or base price ($/Sh)   Expiration date(1)  Grant Date present value $(2)



Name


                                                    (f)
(a)
-------------------
George Steel. . . . 16.7%  $  .50     2/10/02  $  63,000
                    16.7%  $ 1.00     2/10/02     61,000
                    16.7%  $ 1.50     2/10/02     60,000
                    16.7%  $ 2.00     2/10/02     59,000
Robert G. Parish. .  2.8%  $  .50     7/21/98     15,000
Gordon L. Scheig. .  2.8%  $  .50     2/10/02     12,000
Peter C. Colonomos.  2.8%  $  .50     4/20/98     12,000
Dag G. Heggelund.    2.8%  $  .50      6/2/98     12,000


 (1)Employee options generally have five year terms, but terminate 95 days after the termination of employment. The employment of Robert G. Parish, Peter C. Colonomos and Dag G. Heggelund terminated in April, January and February of 1998, respectively.
(2)Based on the Black-Scholes option-pricing model using the assumptions for 1997 set forth in Note 6 of the Notes to Consolidated Financial Statements.

     The following table sets forth certain information regarding the stock options held as of December 31, 1997 by the Named Executive Officers:
                    AGGREGATED FISCAL YEAR END OPTIONS VALUES



                    Number of Unexercised
                    Options at
                    Fiscal Year End (#)
                    ----------------------
Name . . . . . . .  Exercisable             Unexercisable
------------------  ----------------------  -------------

George Steel . . .                 610,000              0
Gordon L. Scheig .                  31,000              0
Peter C. Colonomos                       0              0
Robert G. Parish .                  78,500          2,500
Dag G. Heggelund .                  42,500              0



     There were no exercises of stock options by any of the Named Executive Officers during the last completed fiscal year.
Based on the closing bid quotation of $.125 per common share on December 31, 1997, none of the unexercised options held by the Named Executive Officers was in-the-money as of December 31, 1997.
STOCK  OPTION  REPRICING/EXCHANGE
     The Company's Board of Directors authorized the grant to George Steel effective January 3, 1997 of an option to acquire in the aggregate 600,000 shares of the Company's common stock at exercise prices of (i) $.50 per share, which was the per share fair market value of the Company's common stock on the date of the grant, with respect to 150,000 shares, (ii) $1.00 per share with respect to 150,00 shares, (iii) $1.50 per share with respect to 150,000 shares, and (iv) $2.00 per share with respect to 150,000 shares. The option agreement for this grant provided for the cancellation of the option to acquire 100,000 shares of the Company's common stock at an exercise price of $2.875 per share granted to Mr. Steel in January 1996.
The following table sets forth certain information regarding all repricings of options held by any executive officer of the Company during the last ten fiscal years:
                           Ten Year Option Repricings



                      Securities    Length of original
                      underlying    Market price of      Exercise price    Option term
                      number of     stock at time of     at time of        New exercise    Remaining at date
Name . . . . . . . .  Date          options/SARs         repricing or      repricing or    price ($)           of repricing or
                      repriced or   amendment ($)        amendment ($)     Amendment
                      amended (#)

(a). . . . . . . . .           (b)                  (c)               (d)             (e)                 (f)               (g)
--------------------  ------------  -------------------  ----------------  --------------  ------------------  ----------------
George Steel,. . . .      01/03/97              100,000  $            .50  $        2.875                   *           4 years
President and Chief
Executive Officer



*See the discussion immediately above for applicable exercise prices with respect to the option for which the original option was exchanged.
     The Company does not have any defined benefit or actuarial plan under which benefits are determined primarily by final compensation (or average final compensation)  and  years  of  service.
Employment,  Termination  of  Employment  and  Change-In-Control  Arrangements
     In connection with the commencement in January, 1996 of the employment of George Steel as President of the Company the Company agreed that if there is a change in control of the Company and if as a result thereof the employment of Mr. Steel is terminated without cause or he resigns his employment, the Company will (a) pay to him as severance one year's salary at the time of his employment termination, (b) reimburse him for any loss realized on the sale of his home in Denver, Colorado which he purchased in connection with the commencement of his employment if such sale is necessitated as a result of a change in his place of employment, (c) reimburse him for all out-of-pocket expenses reasonably incurred for the relocation of his residence to Scotland (Mr. Steel's place of birth) if such relocation occurs, and (d) include him and his dependents within the Company's medical benefits plan for one year following such employment termination. In November, 1997, in order to obtain the continued services of Mr. Steel as President and Chief Executive Officer of the Company, the Company agreed that his annual compensation would continue at the rate of $200,000 per year, which was his initial rate of compensation when first employed, and that to the extent he had accepted a lesser rate of compensation during prior periods, the underpayment would be restored. The Company also agreed that if Mr. Steel's employment with the Company continued until at least June 1, 1998, he would receive upon any subsequent termination of his employment, other than a termination for cause, a severance payment of $50,000. Such $50,000 severance payment will not however be paid if Mr. Steel receives the one year's annual salary severance payment described above applicable to a change of control.
     It is not known at this time how the acquisition of the Company by Baker, if completed, will affect Mr. Steel's employment and accordingly the application of the foregoing severance arrangements is uncertain.
Compensation  Committee  Interlocks  and  Insider  Participation
     The members of the Compensation Committee of the Company's Board of Directors are Edward O. Price, Jr. and William B. Nichols. No member of the Compensation Committee was at any time during 1997 or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the Board of Directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.
Performance  Table
     The following table compares the Company's cumulative total stockholder return on its Common Stock for the period from December 31, 1992 to December 31, 1997 with the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard & Poor's Energy Composite Index ("S&P Energy Composite") over the same period. The S&P Energy Composite has been used because a significant portion of the Company's products are used primarily by the energy industry. This comparison assumes the investment of $100 on December 31, 1992 and the reinvestment of all dividends.
                      Comparison of Cumulative Total Return
                   Among Scientific Software-Intercomp, Inc.,
                    the S&P 500 and the S&P Energy Composite



                                     12/31/92   12/31/93   12/31/94   12/31/95   12/31/96   12/31/97
                                     ---------  ---------  ---------  ---------  ---------  ---------

Scientific Software-Intercomp, Inc.  $     100  $  118.33  $  166.67  $   66.67  $   40.67  $    3.33
                                     ---------  ---------  ---------  ---------  ---------  ---------
S&P 500 . . . . . . . . . . . . . .  $     100  $  110.08  $  111.53  $  153.45  $  188.68  $  251.62
                                     ---------  ---------  ---------  ---------  ---------  ---------
S&P Energy Composite. . . . . . . .  $     100  $  115.73  $  120.17  $  157.13  $  197.64  $  247.54
-----------------------------------  ---------  ---------  ---------  ---------  ---------  ---------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth information as of May 6, 1998 with respect to the Common Stock of the Company owned by each person who is known by the Company to beneficially own five percent or more of the outstanding Common Stock, by each Director of the Company, by each Named Executive Officer of the Company as described in Item 11 above, and by all Directors and Named Executive Officers of the Company as a group. On May 6, 1998 there were 9,046,804 shares of the Company's Common Stock outstanding, which were held by approximately 450 shareholders of record.



                                                                        Number of
                                                                        Shares
                                                                        Beneficially   % Beneficial
Name and Address of Beneficial Owner . . . . . . . . . . . . . . . . .  Owned(6)       Ownership(6)

George Steel(1)(2) . . . . . . . . . . . . . . . . . . . . . . . . . .     610,000(7)           6.3%
Gordon L. Scheig(1). . . . . . . . . . . . . . . . . . . . . . . . . .      47,036(8)             *
Peter C. Colonomos, Ph.D.(1)(3). . . . . . . . . . . . . . . . . . . .       2,928(9)             *
Dag G. Heggelund, Ph.D.(1)(3). . . . . . . . . . . . . . . . . . . . .     42,500(10)             *
Robert G. Parish, Ph.D.(1)(4). . . . . . . . . . . . . . . . . . . . .    121,315(11)           1.3%
William B. Nichols, Ph.D.(2) . . . . . . . . . . . . . . . . . . . . .     88,741(12)             *
Edward O. Price, Jr.(2). . . . . . . . . . . . . . . . . . . . . . . .     15,500(13)             *
Jack L. Howard(2). . . . . . . . . . . . . . . . . . . . . . . . . . .     63,000(14)             *

All Named Executive Officers and Directors as a group (8) individuals
                                                                             993,244           10.1%

Renaissance Capital Partners II, Ltd.
Renaissance Capital Group, Inc.
Managing General Partner
8080 N. Central Expressway
Suite 210-LB 59
Dallas, TX 75206-1857
Vance M. Arnold, Executive Vice President. . . . . . . . . . . . . . .    847,218(15)           8.9%

Ryback Management Corporation(16)
7711 Carondelet Avenue, Suite 700
St. Louis, MO 63105
Eric Ryback, President . . . . . . . . . . . . . . . . . . . . . . . .  3,230,000(17)          30.6
*Amount represents less than one percent.


(1)          Named  Executive  Officer
(2)          Member  of  the  Board  of  Directors
(3)        Dr. Colonomos resigned from all positions with the Company in January
1998
(4)       Dr. Heggelund resigned from all positions with the Company in February
1998.
(5)       Dr. Parish's employment with the Company was terminated in April 1998.
(6) Applicable Percentage ownership is based on 9,046,804 shares of Common Stock outstanding as of May 6, 1998, together with applicable options or warrants for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants presently convertible or exercisable within 60 days of May 6, 1998 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.
(7)          Consists of exercisable options to acquire 610,000 shares of Common
Stock.
(8)       Includes exercisable options to acquire 31,000 shares of Common Stock.
(9)          Dr.  Colonomos  holds no options to acquire shares of Common Stock.
(10)      Includes exercisable options to acquire 42,500 shares of Common Stock.
(11)      Includes exercisable options to acquire 78,500 shares of Common Stock.
(12)      Includes exercisable options to acquire 20,000 shares of Common Stock.
(13)      Includes exercisable options to acquire 12,500 shares of Common Stock.
(14)       Includes exercisable options to acquire 5,000 shares of Common Stock.
(15)          Includes  exercisable warrants to require 450,000 shares of Common
Stock.
(16) Ryback Management Corporation controls the Lindner Funds, a senior secured creditor of the Company.
(17)         Includes exercisable warrants to acquire 1,500,000 shares of Common
Stock.

ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
     Other than the Company's compensation of its executive officers for their services as such, and the transactions with Lindner Funds (which is controlled by Ryback Management Corporation, a greater than 5% shareholder of the Company) described in the Notes to Consolidated Financial Statements, the Company was not a party to any transaction or series of similar transactions since January 1, 1997 (or which is currently proposed) in which the amount involved exceeded $60,000 and in which any director, executive officer or 5% shareholder of the Company (or a member of the immediate family of the foregoing) had a material interest.

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



   3.      Exhibits
       --------------------------------------------------------------------------------------
  2.1    Letter Agreement dated March 27, 1998 between the Company and
           Baker Hughes Incorporated (filed as Exhibit B to the Company's report on Form 8-K dated March 27, 1998 and incorporated herein by reference.)
  3.1    Articles of Incorporation of the Company dated February 8, 1968, (filed as
           Exhibit 3.1 to the Company's Report on Form 10-K for the year ended
           December 31, 1984, and incorporated herein by reference).
  3.2    Articles of Amendment to the Articles of Incorporation of the Company dated
           May 28, 1982 (filed as Exhibit 3.2 to the Company's Report on Form 10-K for
           the year ended December 31, 1984, and incorporated herein by reference).
  3.3    Articles of Amendment to the Articles of Incorporation of the Company dated
           June 7, 1984 (filed as Exhibit 3.1 to the Company's Registration Statement on
           Form S-3, Registration No. 2-95792, and incorporated herein by reference).
  3.4    Certificate of Correction to the Articles of Amendment to the Articles of
           Incorporation of the Company dated October 23, 1985 (filed as Exhibit 3.4 to the Company's Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).
  3.5    Articles of Amendment to Articles of Incorporation of the Company dated
           August 9, 1991 (filed as Exhibit 3.1 to the Company's Report on Form 8-K dated August 27, 1991, and incorporated herein by reference).
  3.6    Articles of Amendment to Articles of Incorporation of the Company dated
           June 21, 1990  (filed as Exhibit 2.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).
  3.7    Bylaws of the Company (filed as Exhibit 3.5 to the Company's Report on
           Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).
  3.8    Amendment to the Bylaws of the Company (filed as Exhibit 3.1 to the
           Company's Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).
  3.9    Articles of Amendment to Articles of Incorporation of the Company dated
           August 9, 1991 (filed as Exhibit 3.1 on Form 8-K dated August 27, 1991, and incorporated herein by reference).
 3.10    Articles of Amendment to Articles of Incorporation of the Company dated
           December 14, 1994 increasing the number of shares of authorized stock (filed as Exhibit 3.10 to the Company's Report on Form 10-K/A for the year ended
           December 31, 1994, and incorporated herein by reference).
  4.1    Convertible Debenture Loan Agreement for $2,500,000 dated September 30,
           1992 between Renaissance Capital Partners II, Ltd. and Scientific Software-
           Intercomp, Inc. (filed as Exhibit 4.1 to the Company's Form 8-K dated
           October 19, 1992 and incorporated herein by reference).
  4.2    First Amendment to the Convertible Debenture Loan Agreement for an
           additional $1,000,000, dated September 15, 1993, between Renaissance
           Capital Partners II, Ltd. and Scientific Software-Intercomp, Inc. (filed as
           Exhibit 4.1 to the Company's Form 8-K dated October 19, 1992 and incorporated herein by reference).
  4.3    Form of Stockholder Lock-up Agreement (filed as Exhibit 4.5 to the
           Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
  4.4    Letter Agreement Dated May 5, 1994 between Renaissance Capital Partners
           II, Ltd. and Scientific Software-Intercomp, Inc., regarding conversion of debentures (filed as Exhibit 4.6 to the Company's Form S-1 dated May 9,
           1994 and incorporated herein by reference).
 10.1    Form of Stock Option Agreement for stock options issued under the informal
           Non-Qualified Stock Option Plan (filed as Exhibit 4.6 to the Company's Form
           S-1 dated May 9, 1994 and incorporated herein by reference).
 10.2    Employees Stock Ownership Plan and Trust as restated on January 1, 1989
           (filed as Exhibit 10.28 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.3    Target Benefit Plan as restated on January 1, 1989 (filed as Exhibit 10.29 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.4    First Interstate Bank of Denver, N.A. Defined Contribution Master Plan and
           Trust Agreement  (filed as Exhibit 10.30 to the Company's Form S-1 dated
           May 9, 1994 and incorporated herein by reference).
 10.5    Adoption Agreement #001 Nonstandardized Code Section 401(K) Profit
           Sharing Plan dated July 1, 1990  (filed as Exhibit 10.31 to the Company's
           Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.6    Scientific Software-Intercomp, Inc. Deferred Compensation Plan  (filed as
           Exhibit 10.33 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
 10.7    Business Loan Agreement for $6.5 million dated September 20, 1994, between Bank One, Boulder, N.A. and Scientific Software-Intercomp, Inc.,
           including Working Capital Guarantee Agreement dated September 29, 1994, between Bank One, Boulder, N.A. and Export-Import Bank of the United
           States referred to as "Exhibit B" (filed as Exhibit 10.37 to the Company's
           Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
 10.8    Promissory Note of Scientific Software-Intercomp, Inc. to Bank One, Boulder,
           N.A. for $5,000,000, dated September 20, 1994 (filed as Exhibit 10.38 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
 10.9    Promissory Note of Scientific Software-Intercomp, Inc. to Bank One, Boulder,
           N.A. for $1,500,000, dated September 20, 1994 (filed as Exhibit 10.39 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.10    Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated May 30, 1995, extending maturity to July 15,
           1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.41 to the Company's
           Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.11    Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated July 15, 1995, extending maturity to
           August 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.42 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.12    Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated August 15, 1995, extending maturity to
           September 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994(filed as Exhibit 10.43 to the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.13    Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated September 15, 1995, extending maturity to
           September 30, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.44 to the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.14    Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated September 30, 1995, extending maturity to
           October 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.45 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.15    Business Loan Agreement for $5.13 million dated October 15, 1995, renewing maturity to March 30, 1996, between Bank One, Boulder, N.A. and Scientific
           Software-Intercomp, Inc., including Working Capital Guarantee Agreement dated September 21, 1995, between Bank One, Boulder, N.A. and Export-
           Import Bank of the United States referred to as "Exhibit B" (filed as
           Exhibit 10.46 to the Company's Report on Form 10-K for the year ended
           December 31, 1994, and incorporated herein by reference).
10.16    Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated November 15, 1995, in the amount of
           $500,000.00 relating to original Business Loan Agreement in the amount of
           $5.13 million, dated October 15, 1995 (filed as Exhibit 10.47 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
10.17    Letter of Commitment From Lindner Funds dated March 29 ,1996 evidencing the commitment to provide the Company with a loan of $5 million (filed as
           Exhibit 10.33 to the Company's Report on Form 10-K for the year ended
           December 31, 1995, and incorporated herein by reference).
10.18    Letter of Commitment from Renaissance Capital Group, Inc. dated April 4,
           1996 to restructure its convertible debentures (filed as Exhibit 10.34 to the
           Company's Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
10.19    Letter of Commitment from Bank One dated April 8, 1996 to restructure and extend a revolving line of credit in the amount of $1.5 million through April 15,
           1997 (filed as Exhibit 10.35 to the Company's Report on Form 10-K for the
           year ended December 31, 1995, and incorporated herein by reference).
10.20    Loan Agreement dated April 26, 1996 by and between Scientific Software-
           Intercomp, Inc. and Lindner Dividend Fund, and Renaissance Capital
           Partners II, Ltd. to provide the Company with Loans in the amount of $5 million and $1.5 million, respectively.
10.21    Letter Agreement dated March 30, 1998 between the Company and Lindner
           Funds (filed as Exhibit C to the Company's Report on Form 8-K dated
           March 27, 1998 and incorporated herein by reference.)
10.22    Letter Agreement dated March 30, 1998 between the Company and
           Renaissance Partners II, Ltd. (filed as Exhibit D to the Company's Report on
           Form 8-K dated March 27, 1998 and incorporated herein by reference.)
10.23    Letters dated March 27, 1998 and March 30, 1998 regarding agreement
           With Halliburton Company (filed as Exhibit E to the Company's Report on
           Form 8-K dated March 27, 1998 and incorporated herein by reference.)
10.24    Asset Purchase Agreement dated March 1, 1998 by and among Scientific
           Software-Intercomp, Inc., SSI Bethany, Inc., Scientific Software-Intercomp
           U.K., Ltd. and LICENERGY, Inc. (to be filed by amendment).
10.25    Letter Agreement dated April 30, 1998 between the Company and
           LICENERGY, INC. (filed as Exhibit A to the Company's report on
           Form 8-K dated May 1, 1998 and incorporated herein by reference.)
10.26    Stock Option Agreement dated January 3, 1997 between the Company and George Steel.
10.27    Description of Employment Arrangement effective February 1996 between the Company and George Steel.
10.28    Letter Agreement dated November 26, 1997 between the Company and
           George Steel regarding Continued Employment.
10.29    Change in Terms Agreement dated November 30, 1997 between the Company and Bank One, Colorado, N.A. (to be filed by amendment).

 16.1    Letters re: Change in Certifying Accountant (filed as exhibits to the
           Company's Form 8-K dated June 30, 1995 and incorporated herein by reference.
   21    Subsidiaries of the Company
   27    Financial Data Schedule

EXHIBIT  21
                               SUBSIDIARIES OF THE
                                   REGISTRANT
     The registrant owns all of the outstanding capital stock of the following corporations:


CORPORATION                                   STATE OR PROVINCE OF INCORPORATION
--------------------------------------------  ----------------------------------
Intercomp Resource Development & . . . . . .  Province of Alberta, Canada
  Engineering, (Canada) Ltd.
In-Situ Research and Engineering Ltd.. . . .  Province of Alberta, Canada
Microcomp Management Ltd.. . . . . . . . . .  Province of Alberta, Canada
IRAD Development Ltd.. . . . . . . . . . . .  Province of Alberta, Canada
247011 Alberta Limited . . . . . . . . . . .  Province of Alberta, Canada
Scientific Software-Intercomp (U.K.) Limited  United Kingdom
Scientific Software Texas, Inc.. . . . . . .  Texas
SSI Bethany, Inc.. . . . . . . . . . . . . .  Texas

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SCIENTIFIC SOFTWARE-INTERCOMP, INC.

May 29, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .  /s/ George Steel
                                                                    ----------------
    George Steel
    Member of the Board of Directors, President and Chief
    Executive Officer (a principal executive officer and director)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ George Steel . . . . . . . . . . . . . . . . . . . .  May 29, 1998
--------------------------------------------------------
George Steel
President and Chief Executive Officer and Director
/s/ Barbara J. Cavallo . . . . . . . . . . . . . . . . .  May 29, 1998
Financial Controller
/s/ William B. Nichols . . . . . . . . . . . . . . . . .  May 29, 1998
--------------------------------------------------------
William B. Nichols, Director
/s/ Edward O. Price, Jr. . . . . . . . . . . . . . . . .  May 29, 1998
--------------------------------------------------------
Edward O. Price, Jr., Chairman of the Board of Directors
/s/ Jack L. Howard . . . . . . . . . . . . . . . . . . .  May 29, 1998
--------------------------------------------------------
Jack L. Howard, Director