Form 10QSB/A
period 1998-03-31
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1998-06-05
CIK 87822

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  FORM 10-QSB/A
              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1998
                                       OR
             (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(D)
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____
                          COMMISSION FILE NUMBER 0-4882
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

Explanation  of  Amendment  to  March  31,  1998  Form  10-QSB:
The original Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 is amended hereby solely to (i) reclassify for balance sheet purposes what was originally reported as a $2.2 million current liability for the provision for the sale of the assets of the Company's Pipeline Simulation business discussed in Note 1 of the Notes to Consolidated Financial Statements into a reduction of a separate current asset line item representing the segregated Pipeline Simulation assets disposed of on May 1, 1998 and (ii) make corresponding disclosures in Note 4 of the Notes to Consolidated Financial Statements.






                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

   Consolidated Balance Sheets at March 31, 1998 (Unaudited) and . . .     3
     December 31, 1997

   Consolidated Statements of Operations for the . . . . . . . . . . .     4
     three months ended March 31, 1998 and 1997 (Unaudited)

   Consolidated Statements of Cash Flows for the . . . . . . . . . . .     5
     three months ended March 31, 1998 and 1997 (Unaudited)

   Notes to Consolidated Financial Statements. . . . . . . . . . . . .     6

 Item 2 - Management's Discussion and Analysis of Financial Condition.    11
   and Results of Operations

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    14

 Item 3 - Defaults Upon Senior Securities. . . . . . . . . . . . . . .    15

 Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    15



                 SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                            March 31,    December 31,
                                                              1998           1997
                                                           -----------  --------------
(Unaudited)                                                 (Audited)
ASSETS
Current Assets
 Cash and cash equivalents. . . . . . . . . . . . . . . .  $      615   $         705
 Accounts receivable, net of allowance for doubtful
   accounts of $861 and $881. . . . . . . . . . . . . . .       1,050           1,678
 Work in progress (unbilled revenue). . . . . . . . . . .       1,845           1,707
 Pipeline Assets held for sale, net of provision
   for impairment of $2,200 (Note 4). . . . . . . . . . .         756           1,350
---------------------------------------------------------
 Other current assets . . . . . . . . . . . . . . . . . .         561             502
                                                           -----------  --------------
   Total current assets . . . . . . . . . . . . . . . . .       4,827           5,942

 Software, net of accumulated amortization of
   $37,250 and $36,798. . . . . . . . . . . . . . . . . .       7,211           7,334

 Property and Equipment, net of accumulated depreciation
   and amortization of $4,390 and $4,261. . . . . . . . .         175             248

Other Assets. . . . . . . . . . . . . . . . . . . . . . .       1,388           1,354
                                                           -----------  --------------
                                                           $   13,601   $      14,878
                                                           ===========  ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY
Current Liabilities
 Notes payable. . . . . . . . . . . . . . . . . . . . . .  $      382   $         382
 Accounts payable . . . . . . . . . . . . . . . . . . . .         996             842
 Accrued salaries and fringe benefits . . . . . . . . . .         698             729
 Accrued lease obligations. . . . . . . . . . . . . . . .           5               5
 Deferred maintenance and other revenue . . . . . . . . .       1,792           2,101
 Accrued Royalties. . . . . . . . . . . . . . . . . . . .         743             698
 Accrual for costs to complete a contract . . . . . . . .          47              72
 Accrued taxes. . . . . . . . . . . . . . . . . . . . . .         108             153
 Other current liabilities. . . . . . . . . . . . . . . .         902           1,207
                                                           -----------  --------------
   Total current liabilities. . . . . . . . . . . . . . .       5,673           6,189
 Accrued Lease Obligations. . . . . . . . . . . . . . . .          55              61
Long-Term Obligations . . . . . . . . . . . . . . . . . .         615             611
Senior Secured Notes Payable. . . . . . . . . . . . . . .       6,500           6,500

Redeemable Preferred Stock
 Series A Convertible Preferred Stock, $5 par value;
 1,200,000 shares authorized, 800,000 shares issued and
 outstanding. . . . . . . . . . . . . . . . . . . . . . .       4,000           4,000

Commitments and Contingencies (Notes 5 and 6)
Stockholders' Equity
 Common stock, no par value; $.10 stated value;
   25,000,000 shares authorized, 8,917,151 and 8,878,000
   shares issued and outstanding. . . . . . . . . . . . .         892             888
 Paid-in capital. . . . . . . . . . . . . . . . . . . . .      49,491          49,489
 Accumulated deficit. . . . . . . . . . . . . . . . . . .     (52,906)        (52,182)
 Cumulative foreign currency translation adjustment . . .        (678)           (678)
                                                           -----------  --------------
   Total stockholders' equity . . . . . . . . . . . . . .      (3,242)         (2,483)
                                                           -----------  --------------
                                                           $   13,601   $      14,878
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
                                              ========




     At March 31, 1998, the Company was in violation of identical financial covenants with respect to its notes payable to Bank One, Lindner and
Renaissance, for which the Company has received waivers from Lindner and Renaissance for the reporting period.
     The covenants violated require that the Company's tangible net worth, as it and other covenant terms are defined in the covenants, exceed $(3 million); its net liabilities to net worth ratio not exceed 3 to 1; its current ratio exceed 1 to 1; and that the Company has positive annual cash flow at the end of the most recent fiscal year. As of March 31, 1998, the Company's tangible net worth, net liabilities to net worth ratio, current ratio, and annual cash flow, as defined under the covenants, were approximately $(6 million), 15 to 1, .85 to 1 and $(.5 million), respectively.
     As of March 31, 1998, the Company continues to classify the notes payable to Lindner and Renaissance as long-term obligations since both Lindner and Renaissance have waived the financial covenant violations for the reporting period and indicated that they would not require repayment of the debt on demand. The Company's note payable to Bank One is classified as a short-term liability as of March 31, 1998 and was repaid in full on May 1, 1998.
     In addition, the Company has not made its interest payment due October, 1997 on the Lindner and Renaissance debt. Lindner and Renaissance have taken no action with respect to such defaults, and such defaults will be remedied by the agreements of Lindner and Renaissance discussed in Note 1 above if the pending sale of the Company to Baker discussed in Note 1 is completed.
NOTE  3  -  INCOME  TAXES
     The Company's income tax expense is primarily due to foreign taxes withheld at the source on sales in some foreign countries. Consequently, these taxes cause the Company's effective tax rate to vary from the Federal statutory rate. The Company incurred a current tax provision from foreign taxes and for that portion of the U.S. profit reported for this period that cannot be offset by the Company's loss carry forward.
NOTE  4  -  SALE  OF  THE  ASSETS  OF  THE  PIPELINE  BUSINESS  LINE
     During 1997, the Company's management and Board of Directors designed and implemented a plan to improve the Company's financial performance through a merger, alliance or sale of the Company and to divest the Company of underperforming assets. As part of this plan, the Company announced on January 5, 1998 an intent to sell the Pipeline Simulation assets. These assets as of December 31, 1997 were estimated to have a net carrying value of $4.3 million.
     On March 2, 1998, the Company announced the signing of a definitive binding agreement to sell the assets of the Pipeline Simulation business line to LIC. The transaction which closed on May 1, 1998 resulted in consideration to the Company of $1.5 million in cash and the assumption by LIC of current obligations of $145,000. Based on fair market value estimates, the Company recorded a provision of $2.2 million to write down the carrying amounts of the Pipeline assets to estimated fair value less cost to sell.
     As of March 31, 1998, the net carrying value of the Pipeline assets held for sale is $756,000, which represents a $594,000 decrease in the assets value from December 31, 1997 due to a decline in accounts receivables and work-in-progress (unbilled receivables). The decrease in accounts receivables and work-in-progress from fourth quarter 1997 is due to decline in product sales and consulting revenue on projects as a result of staff attrition.
NOTE  5  -COMMITMENTS
     The Company has extended the Houston office lease which expired April 30, 1998 to July 31, 1998.
NOTE  6  -  CONTINGENCIES
     To the knowledge of management, there are no significant claims pending or threatened against the Company or any of its subsidiaries.
     The  Wolf  Class  Action  Lawsuit settlement was completed on May 23, 1997.
          ----------------------------
The  Kinesix  Europe  Arbitration was settled in February, 1997.  The Securities
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




                                                First Quarter
                                                --------------
                                                     1998       1997
                                                --------------  -----
                                                      $K
Software expenditures
Capitalized software costs                           $372       $614
Cost charged directly to operations                  100         118
Total software expenditures                          $472       $732
                                                ==============  =====

Software expenses charged to earnings
Cost charged directly to operations                  $100       $118
Amortization of capitalized software                 495         549
Total software expenses charged to   earnings
                                                     $595       $667
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
                       ===============  ======



FOREIGN  EXCHANGE  LOSSES
     The Company is subject to risks associated with its various transactions in foreign currencies, primarily the British Pound and the Canadian Dollar, but the Company currently does not believe they are material. The Company continually monitors its risks and uses forward rates in the setting of exchange rates in the costing and pricing for significant projects to minimize risk. During the three months ended March 31, 1998, the Company reported a net foreign exchange loss of $36K compared to a net foreign exchange gain of $53K for the three months ended March 31, 1997.
FINANCIAL  POSITION
     The Company's working capital ratio at March 31, 1998 was .85 to 1.0, based on current assets of $4.8 million and current liabilities of $5.7 million. The Company's working capital ratio at December 31, 1997 was .96 to 1.0.
     Cash provided from operations was $323K for the three months ended March 31, 1998, compared to $567K for the year-ago period. The decline in cash provided from operations is primarily due to lower sales.
     Cash used in investing activities decreased $292K over the first quarter of 1997 due to the reduced costs for capital equipment. Total capitalized software for the full year 1998 is projected to be approximately $1.5 million, which the Company plans to fund from internal cash flows.
CASH  FLOW  FROM  OPERATIONS
     The Company has completed the financing and restructuring of the convertible debentures discussed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1997 and the bank revolving line of credit described in Note 2 above. The Company anticipates that it will have negative cash flow from operations in the second and third quarters of 1998. Although the proceeds from the sale of the Pipeline Simulation Business have improved the cash position of the Company by $1.5 million, the Company may not be able to meet its anticipated short-term (less than one year) operating needs. The Company does not anticipate that it will be successful in obtaining any required additional debt or equity financing at this time. The Company is in default on the interest payment due October, 1997 for the Lindner and Renaissance debt as discussed in
Note  2  of  the  Financial  Statements.
INFLATION
     The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.
FORWARD-LOOKING  INFORMATION
     From time to time, the Company or its representatives have made or may make
forward-looking  statements,  orally  or  in  writing.    Such  forward-looking
statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.
     Investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, profitability, liquidity, and generation of capital resources. These include: (i) technological and market conditions in the oil and gas industry and software industry, (ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source, (iii) increased governmental regulation, (iv) unexpected increases in competition, (v) possible inability to retain key employees.
     The risks identified here are not all inclusive. Furthermore, reference is also made to other sections of this report that include additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for Management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially
from  those  contained  in  any  forward-looking  statements.    Accordingly,
forward-looking statements should not be relied upon as a prediction of actual results.
PART  II  -  OTHER  INFORMATION
ITEM  1.    LEGAL  PROCEEDINGS
     To the knowledge of management, there are no significant claims pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company or its financial condition. See Note 5 of the Notes to Consolidated Financial Statements.
ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
     The Company is in default on the interest payment for the Lindner and Renaissance debt as discussed in Note 2 to the Financial Statements.
ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
a.          EX-27-  Financial  Data  Schedule.
b.          Reports  on  Form  8-K:
          Report on Form 8-K filed on February 13, 1998 reporting under Item 5 that the Company had signed a preliminary agreement with LICENERGY, A/S (LIC) of Birkeroed, Denmark, to sell its Pipeline Simulation Business to LIC.
          Report on Form 8-K filed on April 13, 1998, reporting under Item 5 that the Company had entered into a binding agreement with Baker Hughes Incorporated ("Baker") for Baker to acquire all of the outstanding shares of the Company which would result in Baker acquiring the Company's ongoing Exploration and Production (E&P) Consulting and Technology (reservoir software) businesses, subject to certain conditions. The sale does not include the Company's Pipeline Simulation Business which is being purchased separately by LICENERGY Inc.
          Report on Form 8-K filed on April 27, 1998 reporting under Item 5 that Dr. Robert G. Parish, Executive Vice President of the Company and Chairman and Managing Director, of Scientific Software-Intercomp, U.K. (Limited), a wholly owned United Kingdom subsidiary of the Company, was terminated on April 17, 1998.
          Report on Form 8-K filed on May 5, 1998 reporting under Item 5 that the Company has completed the previously announced sale of its Pipeline Simulation Business to LICENERGY, INC., a wholly owned subsidiary of LICENERGY A/S, Denmark.
                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




  SCIENTIFIC SOFTWARE-INTERCOMP, INC.




June 4, 1998 . . . . . . . . . . . . . . . . . .                                     /s/ George Steel
------------------------------------------------  ---------------------------------------------------
Date . . . . . . . . . . . . . . . . . . . . . .  George Steel, President and Chief Executive Officer
    (a principal executive officer and director)



June 4, 1998 . . . . . . . . . . . . . . . . . .  /s/ Barbara J. Cavallo
------------------------------------------------  ---------------------------------------------------
Date . . . . . . . . . . . . . . . . . . . . . .  Barbara J. Cavallo, Financial Controller