Form 10-K/A
period 1997-12-31
SCIENTIFIC SOFTWARE INTERCOMP INC
filed 1998-07-02
CIK 87822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                FORM 10-K/A NO. 2

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934 for fiscal year ended

                                DECEMBER 31, 1997

[  ]    Transitional  Report  Pursuant  to  Section  13  or  15 (d) of the
        Securities  Act  of  1934

                          COMMISSION FILE NUMBER 0-4882
                       SCIENTIFIC SOFTWARE-INTERCOMP, INC.
             (Exact name of Registrant as specified in its charter)


                    Colorado                               84-0581776
-----------------------------------------------  -------------------------------
        State (or other jurisdiction of                  (IRS Employer
         incorporation or organization)                Identification No.)


                   633 17th Street, Denver, Colorado 80202
--------------------------------------------------------------------------------
          (Address of principal executive offices including zip code)


                               (303) 292-1111
--------------------------------------------------------------------------------
            (Registrant's telephone number including area code)


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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                      INDEX

                                                                    Page
PART I                                                                5
  EXPLANATION OF AMENDMENT TO FORM 10-K FOR 1997                      5
  ITEM 1.  BUSINESS                                                   5
    THE COMPANY                                                       5
      General                                                         5
      History                                                         7
      Strategy                                                        7
    PRODUCTS, SERVICES AND CUSTOMERS                                  9
      Exploration and Production  Products, Services and Customers    9
      Pipeline Simulation Products, Services and Customers           10
      Research and Development                                       11
    MARKETING, SALES AND CUSTOMER SUPPORT                            12
      Marketing Strategy                                             12
      Sales Staff, Locations and Customer Support                    12
    BACKLOG                                                          12
    COMPETITION                                                      13
    GEOGRAPHIC AND BUSINESS LINE DATA                                13
      Geographic Revenue Data                                        13
      Business Line Data                                             14
    PROPRIETARY RIGHTS                                               14
    EMPLOYEES                                                        14
    SALE OF THE COMPANY                                              15
    MANAGEMENT                                                       16
      Directors and Executive Officers                               16
  ITEM 2. PROPERTIES                                                 18
  ITEM 3. LEGAL PROCEEDINGS                                          18
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        18

PART II                                                              19
  ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S          19
        COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA                       20
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          23
        CONDITION AND RESULTS OF OPERATIONS
    General                                                          23
    FINANCIAL POSITION                                               24
    Results of Operations                                            27
    Revenue                                                          27
    Foreign Revenue                                                  28
    Backlog                                                          29
    Costs of Consulting and Training and Costs of Licenses and
       Maintenance                                                   30
    Selling, General and Administrative Expenses                     31
    Recovery of Accounts Receivable                                  32
    Software Research and Development                                32
    Settlement of Class Action                                       32
    Interest Income (Expense)                                        33
    Foreign Exchange Losses                                          33
    Disposal of Kinesix Division                                     33
    Sale of the Assets of the Pipeline Business Line                 34
    Year 2000 Issue                                                  34
    STATEMENT OF CASH FLOWS                                          34
    FORWARD-LOOKING INFORMATION                                      36
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                37
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON           74
        ACCOUNTING AND FINANCIAL DISCLOSURE
PART III                                                             74
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGEMENT        74
  ITEM 11. EXECUTIVE COMPENSATION                                    75
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND       82
        MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            82
PART IV                                                              83
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS       83
        ON FORM 8-K

PART  I
BASIS  OF  PRESENTATION
EXPLANATION  OF  SECOND  AMENDMENT  TO  1997  FORM  10-K

     As previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 1997, the Company has received extensive comment letters from the Staff of the Securities and Exchange Commission ("SEC") on its Form 10-K for the year ended December 31, 1995 and 1997, as well as other periodic SEC reports, and the financial statements included therein.

As a result of procedures undertaken by the Company in responding to such comment letters, as well as the separate SEC investigation of the Company's disclosures and financial statements for the years ended December 31, 1995, 1994 and 1993 which was concluded as to the Company in September 1997, the Company determined to restate the Company's financial statements for the years ended December 31, 1995, 1994 and 1993. The audited restated 1995 financial statements were filed with the Company's 1997 Form 10-K/A No. 1, in which it was disclosed that the Company intended to file the audited restated 1994 and 1993 financial statements upon the completion thereof.

The audited restatement of the 1994 and 1993 financial statements is now complete and this second amendment to the 1997 Form 10-K includes such financial statements. The restatement adjustments for the 1995, 1994 and 1993 audited restatement adjustments are primarily attributable to the correction of items previously reflected in revenues which did not meet the criteria for recognition of revenue. See Note 2 of the Notes to the Consolidated Financial Statements presented elsewhere herein for a further discussion of the restatement adjustments to the 1995, 1994 and 1993 financial statements, including a table presenting certain amounts as restated compared to the corresponding amounts as originally reported. Such restatements also reflect for comparability purposes the disposition by the Company of the Kinesix division effective September 3, 1996. See Note 11 of the Notes to Consolidated Financial Statements presented elsewhere herein.

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
THE  COMPANY
GENERAL

     Scientific Software-Intercomp, Inc. (the "Company") develops and markets sophisticated software for the development and production and pipeline and surface facilities areas of the worldwide oil and gas industry and provides associated interdisciplinary technical support services, consulting and training. As discussed below, the Company sold the assets of its Pipeline Simulation Business effective May 1, 1998. On June 17, 1998, the Company entered into an agreement and plan of merger pursuant to which a subsidiary of Baker Hughes Incorporated ("Baker") will acquire the Company, subject to customary conditions as well as the approval of the Company's common shareholders. See Note 14 of the Notes to Consolidated Financial Statements for a further discussion of the pending acquisition of the Company by Baker. The Company's Exploration and Production business lines consist of the Exploration and Production Consulting (E&P Consulting) business line and the Exploration and Production Technology (E&P Technology) business line. E&P Technology markets computer-aided production software which provides oil and gas industry professionals with a comprehensive set of powerful cost-effective tools to describe, simulate and predict oil and gas production from reservoirs under alternative simulated development plans. These predictions are used to determine optimal development plans for maximizing recoverable reserves, thereby reducing oil and gas finding costs per equivalent barrel. The consulting services of E&P Consulting include integrated field development studies, 4-D seismic reservoir management, reserves audits, certifications and valuations, reservoir simulation, enhanced oil recovery and well performance studies and regional stratigraphic and petrophysical evaluations.

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

During the years ended December 31, 1997, 1996, 1995, 1994 and 1993 the Company spent $3.4 million, $2.9 million, $5.5 million, $4.9 million and $4.3 million, respectively, for development of new products and the improvement and enhancement of existing products.

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

BACKLOG

     The Company's backlog at December 31, 1997, 1996, 1995, 1994 and 1993 was $4.2 million, $6.7 million, $9.5 million, $8.8 million and $10.6 million, respectively, of which 76% of the 1997 amount is expected to be earned by December 31, 1998. Approximately 19% of year-end backlog for 1997 relates to Pipeline Simulation projects that were transferred with the sale of the Pipeline Simulation assets on May 1, 1998 as discussed in Note 10 of the Notes to Consolidated Financial Statements.

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

GEOGRAPHIC  AND  BUSINESS  LINE  DATA
GEOGRAPHIC  REVENUE  DATA

     The following table sets forth the Company's consolidated revenues by geographic area for 1997, 1996, 1995, 1994 and 1993:

                              1997     1996     1995     1994     1993
                            -------  -------  -------  -------  -------
                                       (In thousands)
United States               $ 3,536  $ 4,239  $ 6,542  $ 6,002  $ 7,935
Foreign:
 Far East                     2,415    3,849    4,191    2,724    1,701
 Middle East                    682      912    1,265    1,510    2,018
 Canada                       1,142      880      924      882    1,434
 Europe                       2,559    3,548    4,476    4,214    6,502
 Central and South America    1,693    2,861    2,299    3,454    3,252
 Africa                          88    2,318    1,755    3,428    2,028
 Other                          277      397        0        0        0
                            -------  -------  -------  -------  -------
Total Foreign                 8,856   14,765   14,910   16,212   16,935
                            -------  -------  -------  -------  -------
Total Revenue               $12,392  $19,004  $21,452  $22,214  $24,870
                            =======  =======  =======  =======  =======

     Revenue derived from foreign sources amounted to 71%, 78%, 70%, 73% and 68% of total revenues for 1997, 1996, 1995, 1994 and 1993, respectively. Foreign revenue is subject to a number of factors such as political instability, changes in protective tariffs, tax policies, and export-import controls. See Note 8 of the Notes to Consolidated Financial Statements for information on foreign and domestic operations and the Company's United States export revenue.
Much of the Company's business is conducted with large, established U.S. and foreign companies (sometimes acting as government contractors), governments and national petroleum companies of foreign governments. Qualifying foreign receivables are insured, subject to a deductible loss amount, under an insurance policy with the Foreign Credit Insurance Association, an agency of the United States Export-Import Bank. The Company performs credit evaluations when considered necessary and generally does not require collateral.

BUSINESS  LINE  DATA

     The following table sets forth the percentage of total revenue contributed by each of the Company's classes of products and services for 1997, 1996, 1995, 1994 and 1993:

                             For the year ended December 31,
                            ---------------------------------
                            1997   1996   1995   1994   1993
                            -----  -----  -----  -----  -----
Exploration and Production
 Consulting and training      46%    55%    50%    49%    48%
 Licenses and Maintenance     32%    22%    26%    28%    21%
 Other                         2%     1%     2%     2%     1%
                            -----  -----  -----  -----  -----
   Total                      80%    78%    78%    79%    70%
Pipeline Simulation
 Consulting and training       8%    13%    13%    13%    17%
 Licenses and Maintenance     11%     9%     8%     7%    12%
 Other                         1%     *%     1%     *%     1%
   Total                      20%    22%    22%    20%    30%
Other                          *%     *%     *%     1%     *%
   Total                     100%   100%   100%   100%   100%
                            =====  =====  =====  =====  =====

*Less  than  1%.

     During 1997, 1995, 1994 and 1993, there was no single customer that accounted for 10% or more of the Company's revenue and the loss of which would have a material adverse effect on the Company's business. During 1996, the Company derived $2.3 million, or 12% of its consolidated revenue from the National Nigerian Petroleum Corporation.

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

EMPLOYEES

     As of December 31, 1997, the Company employed 88 persons full-time in all locations. As of May 31, 1998, the Company had 51 full-time employees. The Company also engages technical consultants as required to carry out project work.

SALE  OF  THE  COMPANY

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


Name                       Age                       Position
-------------------------  ---  ---------------------------------------------------
George Steel                51  Chief Executive Officer, President and Director
Barbara J. Cavallo          52  Financial Controller
Edward F. Frazier           52  Corporate Secretary, Vice President Human Resources
Robert G. Parish, Ph.D.     56  Executive Vice President-
                                E&P Consulting
Dag G. Heggelund, Ph.D.     35  Vice President - WorkBench Development
J. Marc Sofia               38  Vice President-E&P Technology
William B. Nichols, Ph.D.   69  Director
Edward O. Price, Jr.        68  Chairman, Director
Jack L. Howard              35  Director

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

 Quarter Ended       Prices
                 -------------
                  High    Low
                 ------  -----
1998
 First Quarter
 First Quarter   $  .20  $.125
1997
 First Quarter
 First Quarter    .9375    .41
 Second Quarter     .70    .45
 Third Quarter      .82    .45
 Fourth Quarter     .80   .125
1996
 First Quarter
 First Quarter     3.75   2.38
 Second Quarter    2.88   1.63
 Third Quarter     1.88    .75
 Fourth Quarter     .94    .23
1995
 First Quarter     6.63   5.88
 Second Quarter    5.88   3.00
 Third Quarter     3.38   1.75
 Fourth Quarter    3.38   2.63
1994
 First Quarter     8.13   4.50
 Second Quarter    6.00   4.00
 Third Quarter     7.13   4.13
 Fourth Quarter    7.25   4.88
1993
 First Quarter     4.13   3.13
 Second Quarter    4.00   2.75
 Third Quarter     4.00   3.13
 Fourth Quarter    4.75   3.00

     At March 31, 1998, the Company had approximately 450 stockholders of record.

     The Company has not paid dividends on its Common Stock for several years and does not intend to pay dividends on its Common Stock in the foreseeable future. The payment of dividends on the Company's Common Stock is also prohibited under the Company's current revolving credit facility.

ITEM  6.     SELECTED  CONSOLIDATED  FINANCIAL  DATA(1)

                                              1997         1996        1995       1994      1993
                                                                  (Restated   (Restated  (Restated
                                                                  - Note 2)   - Note 2)  - Note 2)
                                                   (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
 Consulting and training                   $    6,491   $   12,863   $ 13,530   $14,131   $16,211
 Licenses and Maintenance                       5,597        5,864      7,356     7,647     8,158
 Other                                            304          277        566       436       501
   Total revenue                               12,392       19,004     21,452    22,214    24,870
Costs and expenses:
 Costs of consulting and training               8,204        8,414      9,720    10,489    12,464
 Costs of licenses and maintenance              2,356        3,636      5,103     5,137     2,144
 Costs of other revenue                           199          190        340       261       278
 Selling, general and administrative            3,886        6,604     10,768     8,753     7,810
 Recovery of accounts receivable                    -       (1,568)         -         -         -
 Provision for sale of Pipeline assets(4)       2,200            -          -         -         -
 Research and development                         919          890        780       793     1,139
 Reduction in capitalized software costs            -            -     13,926         -         -
   Total costs and expenses                    17,764       18,166     40,637    25,433    23,835
Income (loss) from operations                  (5,372)         838    (19,185)   (3,219)    1,035
Other (expense)                                   (54)      (1,308)      (348)     (467)     (805)
Income (loss) before income taxes              (5,426)        (470)   (19,533)   (3,686)      230
Credit (provision) for income taxes               (20)          60       (200)     (260)     (375)
Income (loss) from continuing operations       (5,446)        (410)   (19,733)   (3,946)     (145)
Discontinued operations
 Income (loss) from operations of
 Kinesix division(3)                                -         (878)    (5,164)      581       630
 Loss on disposal of Kinesix division(3)            -         (478)         -         -         -
   Net income (loss)                       $   (5,446)  $   (1,766)  $(24,897)  $(3,365)  $   485
                                           ===========  ===========  =========  ========  ========

Income (loss) per common share:
   Continuing operations                   $    (0.61)  $    (0.05)  $  (2.41)  $  (.61)  $  (.03)
   Discontinued operations                          -        (0.16)      (.63)      .09       .14
   Net income (loss)                       $    (0.61)  $    (0.21)  $  (3.04)  $  (.52)  $   .11
                                           ===========  ===========  =========  ========  ========

   Diluted(5)                              $        -   $        -   $      -   $     -   $   .09
                                           ===========  ===========  =========  ========  ========

OTHER FINANCIAL DATA:
Revenue
 E&P Consulting                            $    5,491   $    9,766   $ 10,091   $10,711   $11,526
 E&P Technology                                 4,436        4,935      6,796     6,777     5,876
 Pipeline Simulation                            2,465        4,303      4,565     4,726     7,468
   Total Revenue                           $   12,392   $   19,004   $ 21,452   $22,214   $24,870
                                           ===========  ===========  =========  ========  ========
BALANCE SHEET DATA:
Working capital                            $     (247)  $    2,270   $ (3,092)  $ 3,441   $ 2,763
Total assets                                   14,878       22,708     24,186    44,774    44,147
Long-term obligations, net of current
 portion                                        7,172        7,147      2,519     3,073    10,030
Redeemable convertible preferred stock          4,000        4,000      4,000     4,000     4,000
Stockholders' equity (deficit)             $   (2,483)  $    3,037   $  4,110   $28,409   $18,987
-----------------------------------------  -----------  -----------  ---------  --------  --------

     (1)The above table sets forth a summary of selected consolidated financial data for the Company as of December 31, 1997, 1996, 1995, 1994 and 1993 and for each of the years then ended. Such data is derived from the audited consolidated financial statements presented elsewhere herein and should be read in conjunction with such financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." As discussed under the "Explanation of Second Amendment to 1997 Form 10-K" caption above, the Company has received extensive comment letters from the Staff of the SEC on various periodic SEC reports and the Company's financial statements included therein. As a result of procedures undertaken by the Company in responding to such comment letters, as well as the separate SEC investigation of the Company's disclosures and financial statements which was concluded as to the Company in September 1997, the Company has restated its financial statements for the years ended December 31, 1995, 1994 and 1993. With respect to selected consolidated financial data as of December 31, 1995, 1994 and 1993 and for each of the years then ended, such data reflects such restatements. See Note 2 of the Notes to Consolidated Financial Statements for a further discussion of the restatement adjustments to the 1995, 1994 and 1993 financial statements, including a table presenting certain amounts as restated compared to the corresponding amounts as originally reported. Such restatements also reflect for comparability purposes the disposition by the Company of the Kinesix division effective September 3, 1996. See Note 11 of the Notes to Consolidated Financial Statements presented elsewhere herein. Certain of the restated 1994 and 1993 amounts set forth in the above table reflect adjustments to the corresponding unaudited amounts as reported in the Company's 1997 Form 10-K/A No. 1, wherein it was disclosed that the 1994 and 1993 audited restatement was still in progress at the time of the filing thereof. Such adjustments, which are primarily attributable to additional items as ascertained in the audit of the 1994 and 1993 restated financial statements which were previously reflected in revenue but did not at the time of revenue recognition meet the criteria therefor, are included in the restatement adjustments discussed in Note 2 of the Notes to Consolidated Financial Statements.

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

(5) See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the Company's policy regarding the presentation of diluted income
(loss)  per  common  share.

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

As discussed in Note 14 of the Notes to Consolidated Financial Statements, on June 17, 1998, the Company entered into an agreement and plan of merger pursuant to which a subsidiary of Baker Hughes Incorporated ("Baker") will acquire the Company, subject to customary conditions as well as the approval of the Company's common shareholders. The acquisition does not include the Company's Pipeline Simulation Business assets which were sold separately to LIC on May 1, 1998 as discussed in Section 7.3.12 below. It is currently expected that the closing of the acquisition will occur in the third quarter of 1998. The Company recognizes software license revenue on delivery provided that a legally-binding licensing agreement containing all material terms has been executed, there are no remaining significant obligations and that collection of the resulting receivable is probable. In a contract where the remaining obligations are insignificant such as installation, training and testing, the allocable revenue is deferred and recognized upon completion of performance. The Company does not recognize any software revenue until all significant vendor obligations are met. Software maintenance revenue is recognized on a straight-line basis over the term of the contract. Certain combined software and service contracts are accounted for using the percentage of completion method with contract revenue recognized based on: (a) value-added output measures of progress for the software portion of the contract after meeting certain specified contractual criteria, and having used the installed software in completing specifications for the engineering services on the project, which have been accepted by the client, and (b) input measures of work performed on an hours-to-hours basis for the services portion of the contract. Fixed-price contract revenue is recognized using the percentage of completion method, calculated on the ratio of labor hours incurred to total projected labor hours. Losses on contracts accounted for using the percentage of completion method are recognized at the time they are identified. See Note 3 of Notes to Consolidated Financial Statements.

     As discussed under the "Explanation of Second Amendment to the 1997 Form 10-K" caption above, the Company has received extensive comment letters from the Staff of the SEC on various periodic reports of the Company filed with the SEC, and the Company's financial statements included therein. As a result of procedures undertaken by the Company in responding to such comment letters, as well as the separate SEC investigation of the Company's disclosures and financial statements for the years ended December 31, 1995, 1994 and 1993 which was concluded as to the Company in September 1997, the Company has restated the Company's financial statements for the years ended December 31, 1995, 1994 and 1993, which are presented elsewhere herein. See Note 2 of the Notes to the Consolidated Financial Statements for a further discussion of the restatement adjustments to the 1995, 1994 and 1993 financial statements, including a table presenting certain amounts as restated compared to the corresponding amounts as originally reported. Such restatement also reflects for comparability purposes the disposition by the Company of the Kinesix division effective September 3, 1996. See Note 11 of the Notes to Consolidated Financial Statements. Including the restatement of revenues from continuing operations to reclassify in loss from discontinued operations the $2.0 million, $3.2 million and $4.0 million in revenues attributable to the Kinesix Division for 1995, 1994 and 1993, respectively, total revenues for 1995, 1994 and 1993 have been reduced from the amounts previously reported by $2.6 million, $3.3 million and $4.2 million, respectively. In addition, the 1995, 1994 and 1993 restatements resulted in a reduction (increase) of the net loss from the amounts previously reported by $27,000, $60,000 and $165,000, respectively.

7.2     FINANCIAL  POSITION  AND  FINANCING  AGREEMENTS

     At December 31, 1997, the Company's working capital ratio was .96 to 1, based on current assets of $5.9 million and current liabilities of $6.2 million. The Company's working capital was 1.27 to 1 at December 31, 1996 based on current assets of $10.8 million and current liabilities of $8.5 million. At December 31, 1995, the Company's working capital was .77 to 1, based on current assets of $10.5 million and current liabilities of $13.6 million. At December 31, 1994, the Company's working capital was 1.37 to 1, based on current assets of $12.7 million and current liabilities of $9.3 million. The Company's working capital at December 31, 1993 was 1.25 to 1, based on current assets of $13.9 million and current liabilities of $11.1 million.

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

Simultaneously with completion of the public offering, Renaissance Capital Partners II, Ltd. ("Renaissance") converted $1.75 million in principal amount of convertible debentures (see Note 4 of Notes to Consolidated Financial Statements) into 653,846 shares of Common Stock, which Renaissance sold in the public offering. As a result of the Renaissance conversion, the Company reduced paid-in capital by $119,000 for unamortized debt issuance costs related to the converted debentures.

In 1995, the Company received net proceeds of approximately $1.0 million from the sale of newly issued Common Stock in connection with the exercise of stock options.

In addition, the Company has obtained the following financing and restructuring of convertible debentures and bank revolving line of credit:

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

- The Lindner and Renaissance transactions were accounted for under Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and
                                             -----------------------------------
Debt  Issued  with  Stock Purchase Warrants, by accounting for the notes and the
--------------------------------------------
non-detachable warrants as a single obligation with no separate value assigned to the warrants.

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

As of December 31, 1997 the balances of the revolving credit facility, amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:

Revolving credit facility limit  $650,000

Amounts outstanding:
 Short-term cash borrowings       382,000
 Letters of credit                257,000
                                  639,000
                                 --------
Credit available                 $ 11,000
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

7.3       RESULTS  OF  OPERATIONS

7.3.1     REVENUE

     The following table sets forth revenues by business line for 1997, 1996, 1995, 1994 and 1993 (in thousands):

                                                       For the year ended December 31,
                                            1997         1996         1995       1994        1993
                                         -----------  -----------  ----------  ----------  ----------
                                                                   (Restated)  (Restated)  (Restated)
                                                   See Note 2 to the financial statements
E&P Consulting                           $     5,491  $     9,766  $   10,091  $   10,711  $   11,526
E&P Technology                                 4,436        4,935       6,796       6,777       5,876
Pipeline Simulation                            2,465        4,303       4,565       4,726       7,468
                                         -----------  -----------  ----------  ----------  ----------
Total Revenue                            $    12,392  $    19,004  $   21,452  $   22,214  $   24,870
                                         ===========  ===========  ==========  ==========  ==========

Comparison  of  1997  to  1996

     Total revenues decreased 35% to $12.4 million in 1997 from $19.0 million in 1996. All business lines of the Company experienced a decline in revenues due to a decreased level of sales.

Revenue in E&P Consulting decreased 44% to $5.5 million in 1997 compared to $9.8 million in 1996. Revenues in 1996 included revenue of $2.3 million recognized upon collection of the final settled contract amount of $3.9 million related to a foreign consulting project with respect to which the work was performed and revenue in the amount of $1.6 million was recognized prior to 1996 but then was reserved as a bad debt in the fourth quarter of 1995 as collection of the $1.6 million receivable was at that time not deemed probable. (See section 7.3.6). Revenue in 1997 declined as a result of the decrease in the number of billable personnel caused by personnel attrition resulting from the competitive market for experienced personnel. During 1997, the Company initiated steps to replace the personnel who had left the Company.

Revenues in E&P Technology decreased 10% to $4.4 million in 1997 compared to $4.9 million in 1996. The Company introduced new products and product upgrades to existing software in 1997, but increasing competition and high investment by the Company's two principal competitors limited sales.

Revenues in Pipeline Simulation, the assets of which were sold to LIC on May 1, 1998 as discussed in Section 7.3.12 below, decreased 42% to $2.5 million in 1997 compared to $4.3 million in 1996. Sales declined partly as the result of increasing competitive price and market share pressure, and partly as the result of delays in the completion of several major projects

Comparison  of  1996  to  1995

     Total revenues decreased 12% to $19.0 million in 1996 from $21.5 million in 1995. Most of the decline in revenue was in the E&P Technology business line. Revenue in E&P Consulting decreased 3% to $9.8 million in 1996 compared to $10.1 million in 1995. Revenues in 1996 included revenue of $2.3 million recognized upon collection of a foreign receivable for work performed prior to 1996 and recognized as revenue in those periods, however, was subsequently written off to bad debt during 1995 as collection of the receivable was no longer anticipated by the Company. (See section 7.3.6)

Revenues in E&P Technology decreased 28% to $4.9 million in 1996 compared to $6.8 million in 1995. The decrease was primarily attributable to the significant non-recurring sale in 1995 of 30 copies of the Company's Petroleum WorkBench software to a major U.S. oil and gas company.

Revenues in Pipeline Simulation decreased 4% to $4.3 million in 1996 compared to $4.5 million in 1995, with sales of the Company's upgraded software product released in March 1996, TGNET Windows, offsetting a reduction in project revenues.

Comparison  of  1995  to  1994

     Total revenues decreased 3% to $21.5 million in 1995 from $22.2 million in 1994 primarily due to a decrease in E&P Consulting revenues. Total revenues from product sales and related services of the Company's Exploration and Production businesses remained approximately flat, reporting $16.9 million revenues in 1995 compared to $17.5 million in 1994.
E&P revenues were $16.9 million in 1995 compared with $17.5 million in 1994. Software license and maintenance revenue increased to $6.3 million in 1995 from $6.2 million in 1994. Revenue from The Petroleum WorkBench, a subset of the E&P software products, increased 7% to $4.5 million in 1995 from $4.2 million in 1994, mainly due to the sale of 30 copies of the software to a major US oil and gas company. Revenue from stand-alone software products decreased 28% to $1.8 million in 1995 from $2.5 million in 1994. Consulting and training revenue decreased 8% to $10.1 million in 1995 from $11.0 million in 1994. Total Pipeline Simulation Business revenues decreased 4% to $4.5 million in 1995 from $4.7 million in 1994. Consulting and training revenue was $2.7 million in 1995 and 1994. Software license and maintenance revenue decreased 11% to $1.6 million in 1994 from $1.8 million in 1995 due to a general slowdown in the Pacific Rim market. The Company released its TGNET Windows product in March, 1996.

Comparison  of  1994  to  1993

     Total revenues decreased 11% to 22.2 million in 1994 from $24.9 million in 1993. The decrease was primarily due to delays in the award of foreign consulting projects in the consulting and training services in the Exploration and Production and the Pipeline Simulation Businesses.

     Total E&P revenues were flat at $17.5 million in 1994 and $17.4 million in 1993. Software license and maintenance revenue increased 19% to $6.2 million in 1994 from $5.2 million in 1993. Revenue from the Petroleum WorkBench increased 121% to $4.2 million in 1994 from $1.9 million in 1993 as the product became more established in the marketplace. Consulting and training revenue decreased 8% to $11.0 million in 1994 from $12.0 million in 1993. The decrease was primarily attributable to delay in award of several foreign consulting projects.

     Total Pipeline Simulation Business revenues decreased 37% to $4.7 million in 1994 from $7.5 million in 1993. Consulting and training revenue decreased 36% to $2.7 million in 1994 from $4.2 million in 1993. In 1993, the Pipeline Simulation Business had higher consulting revenue due to completion work on the final stages of several of the significant combined software and services contracts that were initiated in 1991. Software license and maintenance revenue increased marginally.

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

7.3.2  FOREIGN  REVENUE

     Revenue derived from foreign sources during 1997, 1996, 1995, 1994 and 1993 is set forth below:

                                          Revenue From
                                             Foreign      Percentage of
                                             Sources      Total Revenue
                                         ---------------  --------------
                                                  (In thousands)
1997                                     $         8,856             71%
1996                                              14,765             78%
1995 (Restated)*                                  14,910             70%
1994 (Restated)*                                  16,212             73%
1993 (Restated)*                                  16,935             68%
*See Note 2 to the financial statements

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

Comparison  of  Foreign  Revenues  for  1997,  1996,  1995,  1994  and  1993.

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

     In 1995, the Company's foreign operations experienced an aggregate loss from operations of $9.8 million, which was primarily attributable to the portion of the 1995 write-down of capitalized software and bad debt provision allocable to foreign operations. See Note 13 of the Notes to Consolidated Financial Statements. The Company's loss from foreign operations in 1994 was primarily attributable to a bad debt provisions of $1.4 million.

     U. S. export revenues as presented in Note 8 of the Notes to Consolidated Financial Statements were generated primarily through non-recurring software sales in the Pipeline Simulation and E&P Technology business lines and through large Pipeline Simulation consulting projects. The nature of these export revenues can result in significant variations from year to year.
In the Far East, U.S. export revenues have predominantly been Pipeline projects, with major revenue milestones on significant projects occurring in 1996 and 1994.

Central/South America projects have generally been E&P Consulting projects. As financial performance on these projects has often been unsatisfactory, the Company has de-emphasized this market. Accordingly, revenues have declined since 1996.

U.S. export revenues in Europe, which result primarily from Pipeline projects, decreased in 1997 as the Company focused its Pipeline resources in other parts of the world.

     U.S. export revenues in Canada are generally small, non-recurring Pipeline projects and thus revenues are quite variable. In addition, the Company does not cover the Canada market with permanent sales staff.

     The principal reduction in U.S. export revenues between 1994 and 1995 occurred in the Far East ($1.4 million) and Central and Southern America ($0.5 million). During the course of 1994 the Company's U.K. office became substantially responsible for generating revenues from the Far East and therefore U.S. export revenues declined.

The increase in U.S. export revenues between 1993 and 1994 was primarily attributable to the Far East region ($0.9 million) as a result of increased software sales from the E&P Businesses and greater project revenues from the Pipeline Simulation Business.

7.3.3     BACKLOG

     Backlog  at  December 31, 1997, 1996, 1995, 1994 and 1993 was $4.2 million,
$6.7 million, $9.5 million, $8.8 million and $10.6 million, respectively. 76% of the backlog at December 31, 1997 is expected to be earned by December 31, 1998. Approximately 19% of year-end backlog for 1997 related to Pipeline projects which were transferred with the sale of the assets of the Pipeline Simulation Software effective May 1, 1998.

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

                                                Costs as % of Revenue
                                   ---------------------------------------------
                                   1997   1996   Net Change    1995   Net Change
                                   -----  -----  -----------  -----  -----------
Costs of Consulting and Training    126%    65%        (61%)    72%           7%
Costs of Licenses and Maintenance    42%    62%          20%    69%           7%
Costs of Other Revenues              65%    69%           4%    60%         (9)%

                                                Costs as % of Revenue
                                   ---------------------------------------------
                                   1995   1994   Net Change   1993   Net Change
                                   -----  -----  -----------  -----  -----------
Costs of Consulting and Training     72%    74%           2%    77%           3%
Costs of Licenses and Maintenance    69%    67%         (2%)    26%        (41%)
Costs of Other Revenues              60%    60%           -     55%         (5%)

Comparison  of  1997  to  1996.

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

Comparison  of  1995  to  1994

     Costs of consulting and training decreased to $9.7 million in 1995 from $10.5 million in 1994. Costs of consulting and training were 72% of consulting and training revenue in 1995 and 74% in 1994. The decreased percentage was partly the result of reduction in the number of the Company's consulting staff. Costs of licenses and maintenance was $5.1 million in both 1995 and 1994 and included an increase in software amortization to $5.4 million in 1995 from $3.6 million in 1994. Other costs of licenses and maintenance decreased to $1.0 million in 1995 from $1.4 million, partly as a result of staff reductions made in light of lower revenue.

Comparison  of  1994  to  1993

     Costs of consulting and training decreased to $10.5 million in 1994 from $12.5 million in 1993. The decrease resulted primarily from the lower level of consulting activity in 1994 due to timing of work on large foreign consulting contracts. Costs of consulting and training were 74% of consulting and training revenue in 1994 and 77% in 1993.

Costs of licenses and maintenance increased to $5.1 million in 1994 from $2.1 million in 1993, including an increase in software amortization to $3.6 million in 1994 from $3.4 million in 1993. Costs of licenses and maintenances was $5.1 million in 1994 by comparison to an adjusted cost of $2.1 million in 1993. The adjusted cost resulted from the separation in 1993 of the Pipeline group into Kinesix products and Pipeline products and services. The unadjusted costs in 1993 were approximately $4.9 million Costs of licenses and maintenance were 67% of license and maintenance revenue in 1994 and 26% in 1993.

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

Comparison  of  1995  to  1994

     Selling, general and administrative costs increased to $10.8 million in 1995 from $8.8 million in 1994. This increase was attributable to the following factors:

(a) an increase in selling and marketing costs to $6.4 million in 1995 from $5.6 million in 1994 as a result of the Company increasing its sales and marketing activities, including increased costs for further market penetration of the WorkBench product, and

(b) an increase in general and administrative costs to $2.9 million in 1995 from $2.2 million in 1994, partly as a result of higher legal and audit costs.

Comparison  of  1994  to  1993

     Selling, general and administrative costs increased to $8.8 million in 1994 from $7.8 million in 1993. The Company increased its sales and marketing activities for the purpose of further market penetration of the WorkBench and the Company's other products.

7.3.6     RECOVERY  OF  ACCOUNTS  RECEIVABLE

     In 1996 the Company received payments totaling $3.9 million related to the final settled contract amount for a foreign consulting project. The payments included $1.6 million related to an account receivable that had been reserved for at December 31, 1995 pursuant to the Company's recent practice of generally increasing the allowance for doubtful accounts by the amount of any accounts receivable that have aged more than six months. The receipt of the $1.6 million has been reported as a reduction of expenses in the statement of operations under the caption "Recovery of accounts receivable." The remaining amount of $2.3 million was reported as revenue in 1996. See Section 7.3.1.

7.3.7     SOFTWARE  RESEARCH  AND  DEVELOPMENT

     The following table summarizes total costs of development and enhancement of the Company's software products for the year ended December 31, 1997, 1996, 1995, 1994 and 1993. The Company's software development and enhancement costs are accounted for in accordance with SFAS Statement No. 86.

                                      For the year ended December 31,
                                  1997    1996    1995     1994    1993
                                 ------  ------  -------  ------  ------
                                              (In thousands)
Software expenditures:
 Capitalized software costs      $2,483  $1,963  $ 4,766  $4,105  $3,149
 Costs charged to research and
   development expense              919     890      780     793   1,139
 Total software expenditures     $3,402  $2,853  $ 5,546  $4,898  $4,288
                                 ======  ======  =======  ======  ======

Software expenses charged to
 earnings
 Research and development
   expense                       $  919  $  890  $   780  $  793  $1,139
 Amortization of capitalized
   software                       2,196   1,894    4,292   3,646   3,395
 Reduction of capitalized
   software costs                     -       -   13,926       -       -
                                 ------  ------  -------  ------  ------
 Total software expenses
   Recognized                    $3,115  $2,784   18,998  $4,439  $4,534
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

7.3.8     SETTLEMENT  OF  SECURITIES  CLASS  ACTION  LAWSUIT

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

7.3.9     INTEREST  INCOME  (EXPENSE)

     The following table summarizes the components of interest income (expense) for 1997, 1996, 1995, 1994 and 1993. The capitalized interest was included as a component of the capitalized cost of software development projects in progress in accordance with SFAS Statement No. 34.



                           For the year ended December 31,

                         1997    1996    1995    1994    1993
                        ------  ------  ------  ------  ------

(In thousands)
Interest income         $  76   $  34   $  35   $  21   $  17
Interest incurred        (657)   (522)   (606)   (754)   (966)
Interest capitalized      100     165     109     350     285
Net interest (expense)  $(481)  $(323)  $(462)  $(383)  $(664)
                        ======  ======  ======  ======  ======


7.3.10     FOREIGN  EXCHANGE  LOSSES

     The Company is subject to risks associated with its various transactions in foreign currencies, primarily the British Pound and the Canadian Dollar, but the Company currently does not believe that such risks are material. The Company continually monitors its risks and uses forward rates in the setting of exchange rates in the costing and pricing for significant projects to minimize risk. During 1997 and 1995, the Company reported net foreign exchange gains of $13,000 and $114,000, respectively. During 1996, 1994 and 1993 the Company reported net foreign exchange losses of $85,000, $84,000 and $141,000, respectively.

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

7.3.12     SALE  OF  THE  ASSETS  OF  THE  PIPELINE  BUSINESS  LINE

     During 1997, the Company's management and Board of Directors formulated and implemented a plan to improve the Company's financial performance through a merger, alliance or sale of the Company and to divest the Company of underperforming assets. As part of this plan, the Company announced on January 5, 1998 an intent to sell the Pipeline Simulation assets. These assets as of December 31, 1997 were estimated to have a net carrying value of $4.3 million. As discussed in Note 10 of the Notes to Consolidated Financial Statements, on March 2, 1998, the Company announced the signing of a definitive binding agreement to sell the assets of the Pipeline Simulation business line to LIC. The transaction closed on May 1, 1998 resulting in consideration to the Company of $1.5 million in cash and the assumption by LIC of current obligations of $145,000. Based on fair market value estimates, the Company recorded a provision of $2.2 million to write down the carrying amounts of the Pipeline assets to estimated fair value less cost to sell. The Pipeline Simulation business line recorded sales of $2.5 million, $4.3 million, $4.5 million, $4.7 million and $7.5 million and contributed a net loss of $1.3 million, $.4 million, $1.4 million, $2.5 million and $.4 million in 1997, 1996, 1995, 1994 and 1993, respectively, excluding the provision for the loss of sale of Pipeline assets recorded in 1997.

7.3.13     YEAR  2000  ISSUE

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

     In 1996, net cash of $1.8 million was provided by operations compared to net cash provided by operations of $2.7 million in 1995.
Comparison  of  1995  to  1994

     In 1995, net cash of $2.7 million was provided by operations compared to net cash used in operations of $.6 million in 1994.

Comparison  of  1994  to  1993

     In 1994, net cash of $.6 million was used in operations compared to net cash provided by operations of $1.7 in 1993.

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

     Net cash utilized in investing activities was $4.9 million in 1995 compared to $5.2 million in 1994. The Company incurred total software development and enhancements costs of $5.5 million and $4.9 million, of which $4.8 million and $4.1 million was capitalized and $.8 million and $.8 million was charged to expense as research and development costs, in the years of 1995 and 1994, respectively.

     Net cash utilized in investing activities was $5.2 million in 1994 compared to $3.5 million in 1993. The Company incurred total software development and enhancements costs of $4.9 million and $4.3 million, of which $4.1 million and $3.1 million was capitalized and $.8 million and $1.1 million was charged to expense as research and development costs, in the years of 1994 and 1993, respectively.

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

In 1994, net cash of $6.3 million was provided by financing activities which consisted of $10.7 million of cash from the sale of the Company's stock and $1.1 million of cash from the Company's borrowing against revolving credit facility less $5.1 million repayment against the revolving credit facility.

In 1993, net cash of $1.2 million was provided by financing activities which consisted of $0.5 million of cash from the Company's borrowing against revolving credit facility and $0.9 million of cash from the Company's issuance of a $1.0 million 7-year convertible debenture discussed in Note 4.

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT                                   38
INDEPENDENT AUDITORS' REPORT                                   39
CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1997,1996          40
1995 (Restated), 1994 (Restated) AND 1993 (Restated)

CONSOLIDATED STATEMENTS OF OPERATIONS FOR                      42
THE YEARS ENDED DECEMBER 31, 1997,1996, 1995 (Restated),
1994 (Restated) AND 1993 (Restated)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)      43
FOR THE YEARS ENDED DECEMBER 31, 1997,1996, 1995 (Restated),
1994 (Restated) AND 1993 (Restated)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                      44
THE YEARS ENDED DECEMBER 31, 1997,1996, 1995 (Restated),
1994 (Restated) AND 1993 (Restated)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     46
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE                      74

   All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and  Stockholders
Scientific  Software-Intercomp,  Inc.
Denver,  Colorado

We have audited the accompanying consolidated balance sheets of Scientific Software-Intercomp, Inc. and subsidiaries (the Company) as of December 31, 1997, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule II as of and for the years ended December 31, 1997, 1996 and 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 2 to the financial statements, certain errors resulting in an overstatement of previously reported revenues and expenses for the year ended December 31, 1995 were discovered by the Company. Accordingly, the 1995 financial statements have been restated to correct the errors.


                              /s/  Ehrhardt  Keefe  Steiner  &  Hottman  PC

April  7,  1998,  except  Note  2
for which the date is May 28, 1998, and except Notes 1 and 14 for which the date is June 17, 1998.
Denver,  Colorado

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and  Stockholders
Scientific  Software-Intercomp,  Inc.
Denver,  Colorado

We have audited the accompanying consolidated balance sheets of Scientific Software-Intercomp, Inc. and subsidiaries (the Company) as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule II as of and for the years ended
December 31, 1994 and 1993. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In our opinion, the related financial statement schedule II, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

As discussed in Note 2 to the financial statements, certain errors resulting in an overstatement of previously reported revenues and expenses for the year ended December 31, 1994 and 1993 were discovered by the Company. Accordingly, the 1994 and 1993 financial statements have been restated to correct the errors.


                          /s/  Ehrhardt  Keefe  Steiner  &  Hottman  PC
July  1,  1998
Denver,  Colorado


                              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                1997       1996         1995           1994           1993
                                                                     (Restated -    (Restated -    (Restated -
                                                                       Note 2)        Note 2)        Note 2)
ASSETS
Current assets
 Cash and cash equivalents                    $    705   $  1,870   $        413   $        602   $        135
 Accounts receivable, net of allowance for
   doubtful accounts of $881, $690, $3,301,
   $4,417, and $831                              1,678      5,609          6,728          4,806          9,514
 Work in progress (unbilled revenue)             1,707      2,785          2,210          4,778          2,377
 Pipeline assets held for sale, net of
   provision of $2.2 million                     1,350          -              -              -              -
 Assets of discontinued division                     -          -            704          1,614          1,145
 Other current assets                              502        530            410            933            722
   Total current assets                          5,942     10,794         10,465         12,733         13,893
Software, net of accumulated amortization
 and write-down of $36,798, $42,837,
 $40,943, $22,724 and $19,246                    7,334      9,604          9,535         22,972         22,514
Property and equipment, net of accumulated
 depreciation and amortization of $4,261,
 $5,218, $5,839, $5,305, and $4,892                248        823          1,277          1,711          1,229
Assets of discontinued division                      -          -            795          4,890          4,334
Other assets                                     1,354      1,487          2,114          2,468          2,177
                                              $ 14,878   $ 22,708   $     24,186   $     44,774   $     44,147
                                              =========  =========  =============  =============  =============
LIABILITIES, REDEEMABLE PREFERRED
STOCK, AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities
 Current portion of senior secured notes
 payable                                      $      -   $      -   $        382   $        286   $        652
 Line of credit                                    382          -          2,870          1,000              -
 Accounts payable                                  842      1,389          3,261          2,605          3,119
 Accrued salaries and fringe benefits              729      1,070          1,003          1,248          2,680
 Accrued lease obligations                           5        260            375            570            403
 Deferred maintenance and other revenue          2,101      2,421          2,472          1,839          2,159
 Accrued royalties                                 698        731            589            485            761
 Accrual for costs to complete a contract           72        200            189             18             20
 Accrued taxes                                     153        282            161            260            363
 Accrued litigation liabilities                      -      1,574              -              -              -
 Liabilities of discontinued division                -          -            515            434            640
 Other current liabilities                       1,207        597          1,740            547            333
   Total current liabilities                     6,189      8,524         13,557          9,292         11,130

Accrued lease obligations                           61         79            333            720          1,128
Long-term obligations                              611        568            557            603          5,402
Convertible debentures                               -          -              -              -          3,500
Senior secured notes payable                     6,500      6,500          1,629          1,750              -
Redeemable preferred stock
 Series A redeemable convertible preferred
   stock, $5 par value; 1,200,000 shares
   authorized, 800,000 shares issued and
   outstanding                                   4,000      4,000          4,000          4,000          4,000
Commitments and contingencies
Stockholders' equity (deficit)
 Common stock, no par value; $.10 stated
   value; 25,000,000 authorized, 8,878,000;
   8,840,000; 8,256,000; 8,064,000; and
   4,667,000 shares issued and outstanding         888        884            825            806            467
 Paid-in capital                                49,489     49,474         48,850         48,233         35,860
 Accumulated deficit                           (52,182)   (46,736)       (44,970)       (20,073)       (16,708)
 Cumulative foreign currency translation
   adjustment                                     (678)      (585)          (595)          (557)          (632)

   Total stockholders' equity (deficit)         (2,483)     3,037          4,110         28,409         18,987
                                              $ 14,878   $ 22,708   $     24,186   $     44,774   $     44,147
                                              =========  =========  =============  =============  =============

        The  accompanying  notes  are  an  integral  part of the consolidated financial statements.


                            SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           For the Year Ended December 31
                                              1997      1996        1995           1994           1993
                                            --------  --------  -------------  -------------  -------------
                                                                 (Restated -    (Restated -    (Restated -
                                                                   Note 2)        Note 2)        Note 2)
Revenue
 Consulting and training                    $ 6,491   $12,863   $     13,530   $     14,131   $     16,211
 Licenses and maintenance                     5,597     5,864          7,356          7,647          8,158
 Other                                          304       277            566            436            501
                                            --------  --------  -------------  -------------  -------------
                                             12,392    19,004         21,452         22,214         24,870
                                            --------  --------  -------------  -------------  -------------

Costs and Expenses
 Costs of consulting and training             8,204     8,414          9,720         10,489         12,464
 Costs of licenses and maintenance            2,356     3,636          5,103          5,137          2,144
 Costs of other revenue                         199       190            340            261            278
 Selling, general, and administrative         3,886     6,604         10,768          8,753          7,810
 Recovery of accounts receivable                  -    (1,568)             -              -              -
 Provision for sale of Pipeline assets        2,200         -              -              -              -
 Software research and development              919       890            780            793          1,139
 Reduction for capitalized software costs         -         -         13,926              -              -
                                            --------  --------  -------------  -------------  -------------
   Total costs and expenses                  17,764    18,166         40,637         25,433         23,835
                                            --------  --------  -------------  -------------  -------------

Income (Loss) from Operations                (5,372)      838        (19,185)        (3,219)         1,035

Other Income (Expense)
 Loss contingency (expense) reversal            414      (900)             -              -              -
 Interest income                                 76        34             35             21             17
 Interest expense                              (557)     (357)          (497)          (404)          (681)
 Foreign exchange gains (losses)                 13       (85)           114            (84)          (141)
                                            --------  --------  -------------  -------------  -------------

Income (Loss) Before Income Taxes            (5,426)     (470)       (19,533)        (3,686)           230

Income Taxes (Provision) Credit                 (20)       60           (200)          (260)          (375)
                                            --------  --------  -------------  -------------  -------------

Income (Loss) from continuing operations     (5,446)     (410)       (19,733)        (3,946)          (145)

Discontinued operations:
 Income (Loss) from operation of
   Kinesix division                               -      (878)        (5,164)           581            630
 Loss on sale of Kinesix division                 -      (478)             -              -              -
Net income (loss)                           $(5,446)  $(1,766)  $    (24,897)  $     (3,365)  $        485
                                            ========  ========  =============  =============  =============
Weighted Average Number of Common
 Shares Outstanding
   Basic                                      8,859     8,556          8,178          6,468          4,521

Income (Loss) Per Share:
 Continuing operations                      $ (0.61)  $ (0.05)  $      (2.41)  $       (.61)  $       (.03)
 Discontinued operations                          -     (0.16)          (.63)           .09            .14
 Net income (loss)                          $ (0.61)  $ (0.21)  $      (3.04)  $       (.52)  $        .11
                                            ========  ========  =============  =============  =============
 Diluted                                          -         -              -              -          5,678
   Continuing operations                          -         -              -              -           (.02)
   Discontinued operations                        -         -              -              -            .11
   Net income (loss)                              -         -              -              -   $        .09
                                            ========  ========  =============  =============  =============

      The  accompanying  notes  are  an  integral  part  of  the  consolidated  financial  statements.


                              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                 (IN THOUSANDS)

                                                                                   Cumulative
                                         Common Stock    Paid-in    Accumulated    Translation    Stockholders'
                                        ---------------  --------  -------------  -------------  ---------------
                                        Shares  Amount   Capital      Deficit      Adjustment        Equity
                                        ------  -------  --------  -------------  -------------  ---------------
                                                                    (Restated -                    (Restated -
                                                                      Note 2)                        Note 2)
Balance, December 31, 1992               4,461  $   446  $ 35,269  $    (17,193)  $       (555)  $       17,967

Stock sold for cash                         16        2        46             -              -               48
Compensation, services and vendor
   payments                                190       19       545             -              -              564
Foreign currency translation
   adjustment                                -        -         -             -            (77)             (77)
Net income                                   -        -         -           485              -              485
                                        ------  -------  --------  -------------  -------------  ---------------

Balance, December 31, 1993               4,667      467    35,860  $    (16,708)  $       (632)  $       18,987

Stock sold for cash                      2,667      267    10,471             -              -           10,738
 Conversion of convertible debentures
   into Common Stock                       654       65     1,566             -              -            1,631
Compensation and services                   76        7       336             -              -              343
Foreign currency translation
   adjustment                                -        -         -             -             75               75
Net (loss)                                   -        -         -        (3,365)             -           (3,365)
                                        ------  -------  --------  -------------  -------------  ---------------
Balance, December 31, 1994               8,064      806    48,233       (20,073)          (557)          28,409

Stock sold for cash                         65        6       224                                           230
Compensation and services                  127       13       393             -              -              406
Foreign currency translation
 adjustment                                  -        -         -             -            (38)             (38)
Net (loss)                                   -        -         -       (24,897)             -          (24,897)
                                        ------  -------  --------  -------------  -------------  ---------------
Balance, December 31, 1995               8,256      825    48,850       (44,970)          (595)           4,110

Stock sold for cash                          3                  5                                             5
Conversion of convertible
   debentures into Common Stock            282       29       210                                           239
Compensation, services and vendors         299       30       409                                           439
Foreign currency translation
   adjustment                                                                               10               10
Net (loss)                                                               (1,766)                         (1,766)
                                                                   -------------                 ---------------
Balance, December 31, 1996               8,840      884    49,474       (46,736)          (585)           3,037

Compensation, services and vendors          38        4        15                                            19
Foreign currency translation
   Adjustment                                                                              (93)             (93)
Net (loss)                                                               (5,446)                         (5,446)
                                                                   -------------                 ---------------
Balance, December 31, 1997               8,878  $   888  $ 49,489  $    (52,182)  $       (678)  $       (2,483)

              The accompanying notes are an integral part of the consolidated financial statements.


                              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)
                                           For the Year Ended December 31,

                                                  1997      1996        1995           1994           1993
                                                                     (Restated -    (Restated -    (Restated -
                                                                       Note 2)        Note 2)        Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $(5,446)  $(1,766)  $    (24,897)  $     (3,365)  $        485
 Adjustments:
   Depreciation and amortization                  2,670     2,653          4,845          4,293          3,832
   Reduction in capitalized software costs            -         -         13,926              -              -
   Contract cost accruals (reversals)                 -         -              -              -           (333)
   Changes in allowance for doubtful
     accounts                                      (163)   (1,057)         2,649          4,864            165
   Stock issued for compensation                      -        30              -              -             27
   Loss contingency provision (reversal)           (414)      900              -              -              -
   Provision for sale of Pipeline assets          2,200         -              -              -              -
 Changes in operating assets and liabilities:
     (Increase) decrease in accounts
       receivable and work in progress            3,689     1,747         (2,021)        (2,497)           342
     (Increase) decrease in other assets            161       245            892            (12)        (1,125)
     Decrease in accounts payable and
       accrued expenses                          (1,442)     (479)        (2,584         (2,701)        (1,134)
     Decrease in accrued lease obligations         (273)     (369)          (582)          (241)          (332)
     Increase (decrease) in deferred revenue        186       (51)           633           (320)          (341)
   Net cash provided by (used in) continuing
     operations                                   1,168     1,853         (7,139)           (21)         1,586
   Net cash provided by (used in)
     discontinued operations                          -       (28)         9,920           (547)            53
   Net cash provided by (used in) operating
     activities                                   1,168     1,825          2,781           (526)         1,639

CASH FLOWS FROM INVESTING ACTIVITIES
 Capitalized software costs                      (2,483)   (1,963)        (4,766)        (4,105)        (3,149)
 Purchases of equipment                            (139)     (288)          (133)        (1,140)          (333)
   Net cash used in investing activities         (2,622)   (2,251)        (4,899)        (5,245)        (3,482)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of stock                          -         5            230         10,738             48
 Net borrowing activity on line of credit           382    (2,870)         2,029          1,104            531
 Repayments of bank borrowings                        -      (262)             -         (5,132)          (212)
 Proceeds from Senior Secured Notes                   -     5,000              -              -              -
 Proceeds from issuance of convertible
   debentures                                         -         -              -              -            921
 Repayments of other obligations                      -         -           (292)          (397)           (44)
   Net cash provided by financing activities        382     1,873          1,967          6,313          1,244

Effect of exchange rates on cash                    (93)       10            (38)           (75)            77
Net increase (decrease) in cash and
 equivalents                                     (1,165)    1,457           (189)           467           (522)
Cash and cash equivalents at beginning of
 year                                             1,870       413            602            135            657

CASH AND CASH EQUIVALENTS AT END OF YEAR        $   705   $ 1,870   $        413   $        602   $        135
                                                ========  ========  =============  =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
 Interest                                       $   175   $   388   $        497   $        437   $        511
 Foreign taxes                                      106        79            238            166            264
NON-CASH INVESTING AND FINANCING ACTIVITIES
 Obligations incurred in purchases of
   equipment                                          -         -              -              -             93
 Conversion of convertible debenture to
   Common Stock                                       -       250              -              -              -
 Conversion of accrued liabilities to equity         19       409              -              -              -
 Software and equipment purchased for
   stock                                              -         -              -              -             48
 Accrued compensation and services paid in
   Stock                                              -         -            406            343            449
----------------------------------------------  --------  --------  -------------  -------------  -------------

The  accompanying  notes  are  an  integral  part  of  the  consolidated  financial  statements.

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

As discussed in Note 14 below, on June 17, 1998 the Company entered into an agreement and plan of merger pursuant to which a subsidiary of Baker Hughes Incorporated is to acquire the Company which would result in the acquisition of the Company's ongoing Exploration and Production Consulting (E&P Consulting) and Exploration and Production Technology (E&P Technology) businesses, subject to certain conditions. Closing of the acquisition is expected in the third quarter of 1998. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities except for the provision for the sale of the Pipeline Simulation business line that might be necessary should the Company be unable to continue in existence.

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

     As a result of procedures undertaken by the Company in responding to such comment letters, as well as the separate SEC investigation of the Company's disclosures and financial statements for the years ended December 31, 1995, 1994 and 1993 which was concluded as to the Company in September 1997, the Company has restated its financial statements for the years ended December 31, 1995, 1994 and 1993. Such adjustments are primarily attributable to the correction of items previously reflected in revenues which did not meet the criteria for recognition as revenue. Specifically, the transactions which were restated did not have a valid contract, or the software was not shipped, or a side letter existed which allowed the customer to defer payment based on a future contingent event. In addition, the December 31, 1995, 1994 and 1993 financial statements presented herein have been restated to reflect for comparability purposes the disposition by the Company of the Kinesix Division effective September 3, 1996 as discussed in Note 11 below.

     The December 31, 1995 financial statements included herein have been restated from those included in the previously filed reports as follows:


                                  As previously    '95 Restate               '95 Restated
                                    reported       Adjustments    Kinesix     Financials
                                 ---------------  -------------  ---------  --------------
Revenue
 Consulting and training         $       14,444   $          -   $   (914)  $      13,530
 Licenses and maintenance                 9,061           (655)    (1,050)          7,356
Loss from operations                    (24,485)           136      5,164         (19,185)
Loss from continuing operations         (24,924)            27      5,164         (19,733)
Net Loss                                (24,924)            27          -         (24,897)
Loss per share from continuing
 operations                               (3.05)           .01        .63           (2.41)
Loss per share                            (3.05)           .01          -           (3.04)
Total Assets                             23,912            274          -          24,186
Stockholders Equity              $        4,110              -          -   $       4,110

NOTE  2  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS  (CONTINUED)

     The December 31, 1994 financial statements included herein have been restated from those included in the previously filed reports as follows:


                                  As previously    '94 Restate               '94 Restated
                                    reported       Adjustments    Kinesix     Financials
                                 ---------------  -------------  ---------  --------------
Revenue
 Consulting and training         $       15,038   $        432   $ (1,339)  $      14,131
 Licenses and maintenance                12,431         (2,838)    (1,946)          7,647
Profit (Loss) from Operations            (4,163)         1,525       (581)         (3,219)
Loss from continuing operations          (4,890)         1,525       (581)         (3,946)
Net Loss                                 (4,890)         1,525          -          (3,365)
Loss per share from continuing
 operations                                (.75)           .23       (.09)           (.61)
Loss per share                             (.75)           .32       (.09)           (.52)
Total Assets                             44,544            106        124          44,774
Stockholders Equity              $       28,436            (27)         -   $      28,409

     The December 31, 1993 financial statements included herein have been restated from those included in the previously filed reports as follows:


                                    As previously    '93 Restate               '93 Restated
                                      reported       Adjustments    Kinesix     Financials
                                   ---------------  -------------  ---------  --------------
Revenue
 Consulting and training           $       17,696   $        (46)  $ (1,439)  $      16,211
 Licenses and maintenance                  12,111         (1,244)    (2,709)          8,158
Income from Operations                      2,892         (1,227)      (630)          1,035
Income from continuing operations           1,712         (1,227)      (630)           (145)
Net Income                                  1,712         (1,227)         -             485
Income per share from continuing
 operations                                   .32           (.23)      (.12)           (.03)
Income per share                              .32           (.09)      (.12)            .11
Total Assets                               45,903         (1,591)      (165)         44,147
Stockholders Equity                        20,539         (1,387)      (165)         18,987
Beginning Accumulated Deficit      $      (16,868)  $       (325)  $      -   $     (17,193)

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

NOTE 3 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) REVENUE

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

NOTE  3  - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE  3  - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In the fourth quarter of 1995, the Company recorded a $17.9 million write-down of its software products, including an approximately $4.0 million write-down attributable to products of the Kinesix division disposed of in 1996 as discussed in Note 11, and changed the amortization period for all its software products to five years, commencing January 1, 1996. Various conditions and circumstances existing at December 31, 1995 made this write-down necessary, including the cumulative effects on the marketplace of the releases of Windows 95, Windows NT, and new, more powerful Pentium-based personal computers, which the Company concluded had changed the broad market for corporate computer systems and software. During 1995, the Company successfully released the Windows version of its WorkBench product, which incorporates the Company's core software products plus graphical and interactive features of a Windows environment, constituting a major breakthrough for the Company. The reaction from the marketplace was positive and by the last quarter of 1995, circumstances were in place that justified a fundamental decision for the Company to change its strategic emphasis to the personal computer market, instead of the previous emphasis of providing products for all segments of computer hardware mainframe, minicomputer, and personal computer markets. The circumstances existing in the fourth quarter of 1995 also included the positive reaction from clients in the latter part of 1996 to "WB Serve", a personal computer application that allows for the seamless transfer of compute intensive operations to servers and minicomputers.

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

                                                       Basic
                                                    Technology
                                                     Products      WorkBench     Total
                                                  ---------------  ----------  ---------
                                                             (In thousands)
Capitalized Software Costs:
 Balance December 31, 1992                        $       31,552   $    7,059  $ 38,611
   1993 additions                                          2,406          743     3,149
                                                  ---------------  ----------  ---------
 Balance December 31, 1993                                33,958        7,802    41,760
   1994 additions                                          2,768        1,337     4,105
   Allocations to WorkBench                               (9,850)       9,850         -
   Retirements                                              (167)           -      (167)
                                                  ---------------  ----------  ---------
 Balance December 31, 1994                                26,707       18,989    45,696
   1995 additions                                          3,245        1,521     4,766
                                                  ---------------  ----------  ---------
 Balance, December 31, 1995                               29,968       20,510    50,478
   1996 additions                                          1,661          302     1,963
                                                  ---------------  ----------  ---------
 Balance, December 31, 1996                               31,629       20,812    52,441
   1997 additions                                          1,224        1,259     2,483
                                                  ---------------  ----------  ---------
 Balance, December 31, 1997                               32,853       22,071    54,924
   Pipeline Software Held for Sale                       (10,792)           -   (10,792)
 Net Balance, December 31, 1997                   $       22,061   $   22,071  $ 44,132
                                                  ===============  ==========  =========
Accumulated Amortization:
 Balance December 31, 1992                        $       14,042   $    1,809  $ 15,851
   1993 amortization expense                               2,370        1,025     3,395
                                                  ---------------  ----------  ---------
 Balance December 31, 1993                                16,412        2,834    19,246
   1994 amortization expense                               1,166        2,480     3,646
   Retirements                                              (167)           -      (167)
                                                  ---------------  ----------  ---------
 Balance December 31, 1994                                17,410        5,314    22,724
   1995 amortization expense                               1,542        2,750     4,292
   Reduction of capitalized software costs (net
     of a $4 million reduction attributable
     to the Kinesix Division - see Note 11)                8,197        5,729    13,926
                                                  ---------------  ----------  ---------
 Balance, December 31, 1995                               27,150       13,793    40,943
   1996 amortization expense                                 603        1,291     1,894
                                                  ---------------  ----------  ---------
 Balance, December 31, 1996                               27,753       15,084    42,837
   1997 amortization expense                                 789        1,407     2,196
 Balance, December 31, 1997                               28,542       16,491    45,033
   Pipeline Software Accum. Amortization                  (8,235)           -    (8,235)
                                                  ---------------  ----------  ---------
 Net Balance, December 31, 1997                   $       20,307   $   16,491  $ 36,798
                                                  ===============  ==========  =========

Software, net Balance, December 31, 1993          $       17,546   $    4,968  $ 22,514

Software, net Balance, December 31, 1994          $        9,297   $   13,675  $ 22,972

Software, net Balance, December 31, 1995          $        2,818   $    6,717  $  9,535

Software, net Balance, December 31, 1996          $        3,876   $    5,728  $  9,604

Software, net Balance, December 31, 1997          $        1,754   $    5,580  $  7,334

NOTE  3  - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company's working capital and cash requirements will continue to be influenced by the level of software research and development costs. During the years ended December 31, 1997, 1996, 1995, 1994 and 1993, the level of software research and development costs was, in the aggregate, $3.4 million, $2.8 million, $5.5 million, $4.9 million and $4.3 million, respectively. To reduce internal capital requirements for software development projects, the Company pursues opportunities to fund software research and development costs through development projects with oil and gas industry partners, government agencies and others. In this type of funded development project, participating companies or other entities provide all or a portion of the funds required to develop or enhance a software product in exchange for access to the resulting software at discounted or nominal prices with the Company retaining ownership and licensing rights to the product. In accordance with generally accepted accounting principles, the Company generally records as consulting revenue amounts received from these third parties and capitalizes the qualifying portion of related costs incurred as software development costs in accordance with SFAS No. 86.

     During 1995, the Company accounted for a funded software development project whereby the Company was obligated to repay the funds if the Company was not successful in its efforts to develop a product which met the specification of the third party. The Company recorded a liability and expensed the costs as incurred in accordance with SFAS No. 68.

The Company capitalized interest costs of $100,000, $165,000, $109,000, $350,000 and $285,000 during the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively, as part of the cost of software development projects in progress.

PROPERTY  AND  EQUIPMENT

     Property and equipment are stated at cost, and depreciation is provided on a straight-line basis over the estimated useful lives of these assets. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise disposed of are retired from the accounts and the resulting gain or loss is included in profit or loss in the period realized. Total depreciation expense was $474,000, $742,000, $568,000, $647,000 and $614,000 for the years ended December 31, 1997,
1996,  1995,  1994  and  1993,  respectively.

The  Company  assigns  the  following  useful  lives to Property and Equipment :

  Computer Software and Equipment:  3  to  5  years
  Leasehold   Improvements:         The lesser of 7 to 10 years or the remaining
                                    term  of  the  lease.
  Office Furniture and Equipment:   3  to  10  years

NOTE 3 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Following are the components of property and equipment:


                                                    December 31,
                                        1997     1996    1995    1994    1993
                                      --------  ------  ------  ------  ------
(In thousands)
------------------------------------
Property and leasehold improvements   $   442   $  450  $  428  $  401  $  356
Office furniture and equipment            789      828   2,389   2,369   2,312
Computer equipment                      4,776    4,763   4,299   4,246   3,453
                                      --------  ------  ------  ------  ------
                                        6,007    6,041   7,116   7,016   6,121
 Pipeline Assets Held For Sale         (1,498)       -       -       -       -
                                      --------  ------  ------  ------  ------
                                      $ 4,509   $6,041  $7,116  $7,016  $6,121
                                      ========  ======  ======  ======  ======

Accumulated depreciation              $ 5,519   $5,218  $5,839  $5,305  $4,892
 Pipeline Accumulated Depreciation     (1,258)       -       -       -       -
                                      $ 4,261   $5,218  $5,839  $5,305  $4,892
                                      ========  ======  ======  ======  ======

Property and equipment, net of
 accumulated depreciation             $   248   $  823  $1,277  $1,711  $1,229
                                      ========  ======  ======  ======  ======

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

     Foreign subsidiaries are taxed according to applicable laws of the countries in which they do business. The Company has not provided U.S. income taxes that would be payable on remittance of the cumulative undistributed earnings of foreign subsidiaries because such earnings are intended to be reinvested for an indefinite period of time. At December 31, 1997, 1996, 1995, 1994 and 1993 the undistributed earnings of the foreign subsidiaries were not significant.

NOTE 3 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INCOME (LOSS) PER SHARE

     Income (loss) per share, which is calculated in accordance with SFAS No. 128, Earnings per Share, is computed based on the weighted average number of common shares outstanding during each period. Diluted income per share assumes the effects of conversion of dilutive potential common shares. No potential common shares are included in the computation of diluted loss per share when a loss from continuing operations exists, and thus diluted income (loss) per share is not presented for 1997, 1996, 1995 and 1994. For 1993, diluted income per share assumes the effects of conversion of all potentially dilutive securities, including the convertible securities and outstanding stock options.

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

DISCLOSURE  OF  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     Carrying amounts of financial instruments including cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value as of December 31, 1997, 1996, 1995, 1994 and 1993 due to their relative short maturity.

Carrying amounts of debt issued approximates fair value as interest rates on these instruments approximates market interest rates at December 31, 1997, 1996, 1995, 1994 and 1993.

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

NOTE 3 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE  4  -  FINANCING  ARRANGEMENTS,  LONG-TERM  OBLIGATIONS  AND
NOTE  PAYABLE

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

NOTE  4  -  FINANCING  ARRANGEMENTS,  LONG-TERM  OBLIGATIONS  AND
NOTE  PAYABLE  (CONTINUED)

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

As of December 31, 1997, the amounts of short-term cash borrowings and letters of credit outstanding, and credit available under the revolving credit facility were as follows:


                                 December 31,
                                     1997
                                 -------------
Revolving credit facility limit  $     650,000

Amounts outstanding:
 Short-term cash borrowings            382,000
 Letters of credit                     257,000
                                       639,000
                                 -------------
Credit available                 $      11,000
                                 =============

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

NOTE  4  -  FINANCING  ARRANGEMENTS,  LONG-TERM  OBLIGATIONS  AND
NOTE  PAYABLE  (CONTINUED)

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

In 1993 the Company sold a $1.0 million 7-year convertible debenture to Renaissance which bore interest at 11% per annum, payable monthly, and was convertible into Common Stock of the Company at a conversion price of $3.25 per share. Simultaneously with completion of the Company's 1994 public offering of Common Stock discussed below the Company agreed to change the conversion price of the $2.5 million and $1.0 million convertible debentures to $2.67, the average conversion price of both debentures. Renaissance then converted $1.75 million in principal amount of the $2.5 million convertible debentures into 653,846 shares of Common Stock. The outstanding balance of $1.75 million consisted of a balance of $750,000 on the original $2.5 million debenture and the $1 million debenture, all of which was convertible at $2.67 per share. The Company reduced paid-in capital by $119,000 for unamortized debt issuance costs related to the converted debentures.

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

NOTE  4  -  FINANCING  ARRANGEMENTS,  LONG-TERM  OBLIGATIONS  AND
NOTE  PAYABLE  (CONTINUED)

1994  PUBLIC  OFFERING  OF  COMMON  STOCK

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

Simultaneously with completion of the public offering, Renaissance Capital Partners II, Ltd. ("Renaissance") converted $1.75 million in principal amount of convertible debentures into shares of common stock which Renaissance sold in the public offering. As a result of the Renaissance conversion, the Company reduced paid-in capital by $119,000 for unamortized debt issuance costs related to the converted debentures.

LINDNER  FINANCING

     In April 1996 Lindner Dividend Funds ("Lindner"), then a 14% shareholder in the Company and, at December 31, 1997, a 20% shareholder, invested $5 million in the Company in exchange for a senior secured note at 7% payable in five years and non-detachable warrants to purchase 282,218 shares of the Company's Common Stock at an exercise price of $3.00 per share for five years.
Also  see  Note  14  below.

LONG-TERM  OBLIGATIONS

     The  components  of  long-term  obligations  are  as  follows:

                                   December 31,
                       1997   1996    1995    1994    1993
                       -----  -----  ------  ------  ------
Note payable to bank
 due January, 1995     $   -  $   -  $    -  $    -  $5,028
Accrued lease costs       66    339     708   1,290   1,531
Deferred compensation    640    632     659     690     482
                       -----  -----  ------  ------  ------
                         706    971   1,367   1,980   7,041
Less current portion      34    324     477     657     511
                       $ 672  $ 647  $  890  $1,323  $6,530
                       =====  =====  ======  ======  ======

NOTE  5  -  INCOME  TAXES
     The  components  of  the  provisions  for  income  taxes  are  as  follows:

                         December 31,
               1997   1996    1995    1994    1994
              ------  -----  ------  ------  ------
Current:
U.S. Federal  $   -   $  12  $   -   $   -   $  (5)
Foreign           -      46   (200)   (255)   (354)
State           (20)      2      -      (5)    (16)
              $ (20)  $  60  $(200)  $(260)  $(375)
              ======  =====  ======  ======  ======

     Following is a summary of United States and foreign pretax accounting income (loss):

                      For the year ended December 31,
                 1997     1996     1995       1994     1993
               --------  ------  ---------  --------  ------
United States  $(4,156)  $(473)  $ (9,861)  $(2,206)  $(373)
Foreign         (1,270)      3     (9,672)   (1,480)    603
               $(5,426)  $(470)  $(19,533)  $(3,686)  $ 230
               ========  ======  =========  ========  ======

     Following is a reconciliation of expected income tax provisions computed at the applicable US Federal statutory rate to the provisions for income taxes included in the statements of operations:

                                        December 31,
                            1997     1996     1995      1994     1993
                          --------  ------  --------  --------  ------
Taxes at U.S. Federal     $     -   $(160)  $(5,108)  $ 1,071   $(710)
 statutory rate
Federal alternative             -
 minimum tax                    -      12      (753)      157      (5)
Foreign pretax (income)
 loss)                          -       -         -         8     242
State income taxes            (20)      2         -         -     (16)
Foreign withholding and
 other foreign taxes       -    -      46      (200)     (255)   (354)
U.S. net operating loss
 carry forward and
 Valuation allowances      -    -     245     5,861    (1,331)    569
Other, net                 -    -     (85)        -        90    (101)
                          $   (20)  $  60   $  (200)  $  (260)  $(375)
                          ========  ======  ========  ========  ======

NOTE  5  -  INCOME  TAXES  (CONTINUED)

     The components of deferred taxes in the balance sheets, which were fully eliminated by a valuation allowance, were as follows:

                                                           December 31,
                                          1997       1996      1995      1994       1993
                                        ---------  --------  --------  ---------  --------
(In thousands
Taxable temporary differences:
 Capitalized software                   $ (3,758)  $(3,649)  $(3,770)  $(10,132)  $(7,031)
                                          (3,758)   (3,649)   (3,770)   (10,132)   (7,031)
                                        ---------  --------  --------  ---------  --------

Deductible temporary differences:
 Tax basis in excess of book
   basis of property and equipment           200        98        98         80       390
 Allowance for doubtful accounts             334        91       179      1,644       173
 Rent expense                                 25        89       134        328       373
 Contract expense accruals                     -        59       119          -         -
 Change in method of
   revenue recognition                                                                 60
 Vacation pay and bonuses                    110       202       175        184       356
 Accrued contingent liabilities              105       567        35         33         -
 Provision for sale of Pipeline assets       836         -         -          -         -
                                        ---------  --------  --------  ---------  --------
                                           1,610     1,106       740      2,269     1,352
Carryovers:
 Net operating losses                      9,061     6,397     7,503      6,815     6,053
 Research and other credits                3,200     3,704     3,344      2,917     2,325
                                          12,261    10,101    10,847      9,732     8,378
                                        ---------  --------  --------  ---------  --------
Net deferred tax asset                    10,113     7,558     7,817      1,869     2,699
Valuation allowance                      (10,113)   (7,558)   (7,817)    (1,869)   (2,699)
                                        ---------  --------  --------  ---------  --------
                                        $      0   $     0   $     0   $      0   $     0
                                        =========  ========  ========  =========  ========

     At December 31, 1997 the Company had the following net operating loss, tax credit, and capital loss carry forwards. Included in the net operating loss and credit carry forwards are tax benefits from an acquired company, which can be utilized to offset future taxable income of that acquired company.

                                                  Amount       Expiration
                                               -------------  ------------
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

NOTE  5  -  INCOME  TAXES  (CONTINUED)

     In addition, the Company has net operating loss carryforwards for U.K. and Canadian income tax purposes of approximately $23 million and $1.6 million, respectively. Utilization of the Company's net operating loss carryforwards may be subject to limitations as a result of provisions of the Internal Revenue Code relating to the utilization of such losses after a change in ownership of the Company. See Note 14 below for a discussion of the pending acquisition of the Company by a subsidiary of Baker Hughes Incorporated.

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

Following  is  a  summary  of  stock  option  activity  for:


                                        Option Price (equal to Market
                              Number          Value at Date of Grant)
                                              -----------------------

                                   of             Weighted
                                 Shares           Per Share        Average      Total
                               -----------  ---------------------  --------  ------------
Balance at December 31, 1992      854,388         $2.00 to  $4.88  $   4.15  $ 3,548,000
 Grants                           219,500   .    3.38 to     4.15      3.73      819,000
 Expirations                      (32,500)       3.50 to     3.75      3.93     (128,000)
 Exercises                        (12,000)       2.00 to     3.50      2.92      (35,000)
                               -----------                                   ------------
Balance at December 31, 1993    1,029,388         2.00 to    4.88      4.08    4,204,000
 Grants                           105,000   .    4.50 to     7.13      5.72      601,000
 Expirations                      (50,109)   .    3.13 to    4.88      4.11     (206,000)
 Exercises                       (285,019)        2.00 to    4.88      3.74   (1,067,000)
                               -----------                                   ------------
Balance at December 31, 1994      799,262         2.00 to    7.13      4.42    3,532,000
 Grants                            95,000   .    2.25 to     5.00      2.49      236,000
 Expirations                     (175,387)       2.00 to     6.38      4.11     (721,000)
 Exercises                        (63,750)       2.00 to     4.88      3.50     (223,000)
                               -----------                                   ------------
Balance at December 31, 1995      655,125         2.00 to    7.13      4.31    2,824,000
 Grants                           814,209   .    2.25 to     5.00      1.47    1,197,000
 Expirations                     (382,834)         50 to    7.125      4.08   (1,562,000)
 Exercises                         (2,500)                   2.25      2.25       (6,000)
Balance at December 31, 1996    1,084,000          50 to    6.375      2.27    2,453,000
 Grants                           896,000       .1275 to    2.000      1.02      914,000
 Expirations                   (369,376),         .50 to    4.875      2.77   (1,024,000)
 Exercises                              -                  -    -         -            -
                               -----------                                   ------------
Balance at December 31, 1997    1,610,624       $.1275 to  $6.375  $   1.45  $ 2,343,000
                               ===========                                   ============

Number of shares exercisable:
December 31, 1993                 871,000         $2.00 to  $4.88  $   4.17  $ 3,632,000
                               ===========                                   ============
December 31, 1994                 661,000         $2.00 to  $7.13  $   4.33  $ 2,862,000
                               ===========                                   ============
December 31, 1995                 545,000         $2.00 to  $7.13  $   4.52  $ 2,463,000
                               ===========                                   ============
December 31, 1996                 480,000        $1.91 to  $6.375  $   3.17  $ 1,522,000
                               ===========                                   ============
December 31, 1997               1,547,624       $.1275 to  $6.375  $   1.48  $ 2,290,000
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

NOTE  6  -  CAPITAL  STOCK  (CONTINUED)

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

The per-share weighted-average fair value of stock options granted in 1997, 1996 and 1995 was 855,000, 997,000, and 236,000, respectively.

The following table sets forth certain information regarding stock options outstanding as of December 31, 1997:

                                                                               Weighted-
                                                                                Average
                                                  Weighted-                     Exercise
    Range of      Number of      Weighted-         Average        Number of     Price of
    Exercise       Options        Average         Remaining        Options    Exercisable
     Prices      Outstanding  Exercise Price   Contractual Life  Exercisable    Options
---------------  -----------  ---------------  ----------------  -----------  ------------
 .1275 to $.50       484,000  $           .49         3.84 yrs.      461,000  $        .49
 .51 to $1.00        280,000  $           .83         4.06 yrs.      250,000  $        .85
1.01 to $2.00       578,709  $          1.72         3.99 yrs.      573,709  $       1.72
2.01 to $6.375      267,915  $          3.29         4.72 yrs.      262,915  $       3.31
                   1,610,624                                       1,547,624
                 ===========                                     ===========

     The following table summarizes the difference between the fair value and intrinsic value methods and the proforma net loss and loss per share amounts for the years indicated had the Company adopted the fair value based method of accounting for stock-based compensation.


                                                       Year Ended
                                                     (In thousands)
                                     December 31,     December 31,    December 31,
                                         1997             1996            1995
                                    ---------------  --------------  --------------
Difference between fair value
 and intrinsic value methods
 (additional compensation expense)  $          396   $         974   $         300
Net loss                                    (5,842)         (2,740)        (25,200)
Loss per share                                (.66)           (.32)          (3.08)
                                    ===============  ==============  ==============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the respective year:

NOTE  6  -  CAPITAL  STOCK  (CONTINUED)

                                                         Year Ended
                                                       (In thousands)
                                         December 31,   December 31,   December 31,
                                             1997           1996           1995
                                        --------------  -------------  -------------
Dividend yield                                    0.0%           0.0%           0.0%
Average annual volatility                       160.0%         117.0%         257.0%
Average annual risk-free interest rate            5.4%           5.4%           5.4%
Expected lives                             5-10 years     5-10 years     7-10 years

NOTE  7  -  RETIREMENT  AND  COMPENSATION  PLANS

     The Company has a stock purchase plan, which was adopted in 1991, under which employees and consultants to the Company can elect to receive shares of Common Stock as payment for compensation, services and expenses. In 1997, 1995 and 1994, the Company did not issue any shares pursuant to this plan. In 1996 and 1993, the Company issued 18,000 shares and 30,000 shares, respectively, of its Common Stock pursuant to this plan. In addition, the Company issued separately as compensation to its former chief executive officer 15,000 shares of Common Stock in 1996 and 14,000 shares of Common Stock in 1993 in connection with the acquisition of a small technological software development company. The Company also has a noncontributory employee stock purchase plan for employees to purchase Common Stock through payroll deductions. No purchases were made under the employee stock purchase plan during 1997, 1996 and 1995. In 1994 and1993, the Company issued 3,000 shares, respectively, of its Common Stock pursuant to the employee stock purchase plan.

NOTE  7  -  RETIREMENT  AND  COMPENSATION  PLANS

     The Company maintains a qualified target benefit retirement plan that covers substantially all of its U.S. employees. Such plan is a defined contribution plan and Company contributions, which subject to certain limitations the Company may satisfy through the issuance of its Common Stock, are based on percentages of employee compensation and are allocated to individual accounts for each employee. Employees may voluntarily supplement the Company's contribution to their accounts in amounts up to 10% of salary. Amounts charged to expense for Company contributions were $254,000, $182,000, $146,000, $221,000 and $228,000 in 1997, 1996, 1995, 1994 and 1993,
respectively. In 1997, 1996, 1995, 1994 and 1993 the Company issued 2,000 shares, 179,000 shares, 78,000 shares, 17,000 shares and 53,000 shares, respectively, of its Common Stock pursuant to the target benefit retirement plan.

The Company also has a non-contributory employee stock ownership plan that covers substantially all of its U.S. employees. Company contributions are determined by the Board of Directors and can be made in stock or cash. The Board of Directors determined that no contribution would be made for 1997 and 1996. In 1995, the Company accrued $125,000 contribution, which was paid in 1996 with approximately 56,000 shares of Common Stock. In 1995, the Company issued 39,000 shares of its Common Stock in satisfaction of a $200,000 contribution accrued in 1994. In 1993 the Company accrued a contribution of $180,000, which was paid in 1994 with approximately 37,000 shares of Common Stock. In 1993, the Company issued 47,000 shares of its Common Stock in satisfaction of a $159,000 contribution in 1992.

The Company has similar retirement benefit plans, including employee stock ownership programs, covering employees of its foreign subsidiaries. The amount charged to expense for these plans was $139,000, $148,000, $229,000, $226,000 and $213,000 in 1997, 1996, 1995, 1994 and 1993, respectively, of which $27,000,
$42,000, $56,000, $73,000 and $52,000 is included in accrued salaries and benefits at December 31, 1997, 1996, 1995, 1994 and 1993, respectively. The Company issued 36,000 shares, 31,000 shares, 10,000 shares, 19,000 shares and 57,000 shares of its Common Stock pursuant to these plans in 1997, 1996, 1995, 1994 and 1993, respectively.

NOTE  8  -  INFORMATION  ABOUT  OPERATIONS
FOREIGN  AND  DOMESTIC  OPERATIONS  AND  UNITED  STATES  EXPORT  REVENUE

     Following is financial information about the Company's foreign and domestic operations and United States export sales.

                               For the Year Ended December 31, 1993
                               ------------------------------------
                                        (In Thousands)
                                                         Consolidated
                                                         ------------
                                 U.S.     U.K.    Canada    Total
                               --------  ------  --------  --------
Revenue                        $13,466   $8,940  $ 2,464   $24,870
Income (loss) from continuing
  operations                      (421)     279       (3)     (145)
Identifiable assets             36,739    4,659    2,749    44,147

                                          For the Year Ended December 31, 1994
                                          ------------------------------------
                                                   (In Thousands)
                                                                    Consolidated
                                                                    ------------
                                            U.S.     U.K.    Canada    Total
                                          --------  ------  --------  --------
Revenue                                   $12,689   $8,020  $ 1,505   $22,214

Income (loss) from continuing operations   (3,881)     323     (388)   (3,946)
Identifiable assets                        35,333    7,088    2,353    44,774

                            For the Year Ended December 31, 1995
                            ------------------------------------
                                       (In Thousands)

                                                                         Consolidated
                                                                        --------------
                                            U.S.      U.K.     Canada       Total
                                          --------  --------  --------  --------------
Revenue                                   $11,363   $ 7,339   $ 2,750   $      21,452
Income (loss) from continuing operations
                                           (9,931)   (8,933)     (869)        (19,733)
Identifiable assets                        17,843     3,580     2,763          24,186


                                            For the Year Ended December 31, 1996
                                            ------------------------------------
                                                      (In Thousands)
                                                                       Consolidated
                                                                      --------------
                                            U.S.     U.K.    Canada       Total
                                          --------  ------  --------  --------------
Revenue                                   $ 9,636   $7,418  $ 1,950   $      19,004
Income (loss) from continuing operations
                                             (413)     473     (470)           (410)
Identifiable assets                        19,435    2,164    1,109          22,708

                                                      For the Year Ended December 31, 1997
                                                      ------------------------------------
                                                                  (In Thousands)
                                                                                  Consolidated
                                                                                 --------------
                                                     U.S.      U.K.     Canada       Total
                                                   --------  --------  --------  --------------
Revenue                                            $ 6,386   $ 4,618   $ 1,388   $      12,392
Income (loss) from continuing operations
                                                    (4,176)   (1,229)      (41)         (5,446)
Identifiable assets                                 12,413     1,539       926          14,878

NOTE 8 - INFORMATION ABOUT OPERATIONS (CONTINUED)

     In 1995, the Company's foreign operations experienced an aggregate loss from operations of $9.8 million, which was primarily attributable to the write-down of capitalized software and bad debt provision allocable to foreign operations. See Note 13 below. The Company's loss from foreign operations in 1994 was primarily attributable to a bad debt provision of $1.4 million.

     U.S.  export  revenues  by  geographic  area  were  as  follows:

                               For the Years Ended December 31,
                             1997    1996    1995    1994    1993
                            ------  ------  ------  ------  ------
                                       (In thousands)
Far East                    $1,154  $1,512  $1,014  $2,315  $1,379
Central and South America    1,693   2,848   2,088   2,655   3,252
Europe                           -     909     810     914     585
Canada & Other                  66     206     181     917     552
                            $2,913  $5,475  $4,093  $6,801  $5,768
                            ======  ======  ======  ======  ======

     During 1997, 1995, 1994 and 1993, there was no single customer that accounted for 10% or more of the Company's revenue, the loss of which would have a material adverse effect on the Company's business. During the year ended December 31, 1996, the Company derived $2.3 million, or 12%, of its consolidated revenue from National Nigerian Petroleum Corporation.

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

At December 31, 1997, accounts receivable, net of doubtful accounts and work in progress, related to the following customer groups:

                            United States   Foreign   Total
                           ---------------  --------  ------
                                     (In thousands)
December 31, 1997:
 Companies                 $           294  $  1,940  $2,234
 Governments and national
   petroleum companies                   3     1,088   1,091
 Government contractors                 44        16      60
                           ---------------  --------
                           $           341  $  3,044  $3,385
                           ===============  ========  ======

December 31, 1996:
 Companies                 $         5,028  $  2,076  $7,104
 Governments and national
   petroleum companies                 432       742   1,174
 Government contractors                 54        62     116
                           $         5,514  $  2,880  $8,394
                           ===============  ========  ======

NOTE  8  -  INFORMATION  ABOUT  OPERATIONS  (CONTINUED)

December 31, 1995:
 Companies                 $2,041  $5,105  $ 7,146
 Governments and national
   petroleum companies        137   1,598    1,735
 Government contractors        57       0       57
                           $2,235  $6,703  $ 8,938
                           ======  ======  =======

December 31, 1994:
 Companies                 $1,004  $4,725  $ 5,729
 Governments and national
   petroleum companies         71   3,320    3,391
 Government contractors       462       2      464
                           $1,537  $8,047  $ 9,584
                           ======  ======  =======

December 31, 1993:
 Companies                 $2,019  $4,565  $ 6,584
 Governments and national
   petroleum companies          2   4,325    4,327
 Government contractors       613     367      980
                           $2,634  $9,257  $11,891
                           ======  ======  =======

NOTE  9  -  LEASE  COMMITMENTS

     At December 31, 1997 the Company's minimum rental commitments under operating leases for office space and equipment were as follows:

Year            Amount
----------  ---------------
            (in thousands)
1998        $           540
1999                    496
2000                    487
2001                    470
2002                    348
Thereafter  $           468

     Total rent expense amounted to $866,000, $1,400,000, $1,400,000, $1,400,000 and  $1,400,000  during  1997,  1996,  1995,  1994  and  1993,  respectively.

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

                                                       December 31, 1997
                                                      -------------------
                                                        (In thousands)
Assets
  Accounts Receivable                                 $             1,043
  WIP (unbilled receivables)                                          440
  Property & Equipment, net of accumulated
   Depreciation, $1,258                                               240
  Capitalized Software, net of amortization, $8,235                 2,557
                                                      -------------------
                                                      $             4,280
Less:  Liabilities Assumed
  Deferred Maintenance                                                500
  Payables                                                            230
                                                      -------------------
                                                                    3,550
  Costs of Sale                                                       150
                                                      -------------------
                                                                    3,700
Less:  Expected Proceeds                                            1,500
Provision from loss on Sale                           $             2,200
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

     To the knowledge of management, there are no significant claims pending or threatened against the Company or any of its subsidiaries as of December 31, 1997 which could have a materially adverse effect on the Company's financial position, results of operations or cash flows. As of December 31, 1997, 1996, 1995, 1994 and 1993, the Company had no recorded insurance recoveries for uncollected foreign receivables.

CLAIM  FOR  INDIAN  GAS  PIPELINE  PROJECT  COSTS

Included in accounts receivable and long term assets for 1993 and 1994 were $175,000 and $470,000, totaling $645,000, related to a claim for costs incurred pursuant to a gas pipeline project in India for which the Company was a subcontractor. A dispute occurred between the contractor, a French and Japanese consortium, and the Indian customer, the national gas utility, over the amount to be paid to the consortium and in turn the amount to be paid to the Company by the consortium. In 1991 a settlement agreement was entered into by the Company with the consortium providing that, depending upon the amount collected by the consortium from the customer, the Company would receive on a proportionate basis up to $1.4 million. The Company was informed that thereafter very prolonged negotiations occurred between the consortium and the customer including negotiations on a government-to-government level. Current management understands that prior senior management believed as late as 1995, on the basis of a 1995 meeting with the consortium, that collection of the $645,000 was likely to occur in 1995 and accordingly prior senior management determined that no provision was required through fiscal 1993. The 1991 settlement agreement between the Company and the consortium also provided for the Company to perform additional work on the project for which it was subsequently paid $1,100,000, and the consortium also subsequently paid the Company $100,000 for assistance in preparing the consortium's claim against the Indian customer. In early 1996 in connection with the delayed completion of the audit of the Company's financial statements for 1994, management concluded that since collection of the $645,000 had not occurred in 1995, the 1994 financial statements should contain a full provision against such amount. Subsequently in 1996 in connection with the completion of the audit for 1995, management concluded that the $645,000 should be written off. The Company has recently been informed that the consortium may have settled its claim against the Indian customer but the Company has not been able to verify that a settlement has occurred, and has also not learned the terms of any settlement, and therefore the Company is not yet able to determine the amount the Company may receive.

The WOLF CLASS ACTION LAWSUIT settlement was completed on May 23, 1997. The KINESIX EUROPE Arbitration was settled in February 1997. The SECURITIES AND EXCHANGE COMMISSION INVESTIGATION, as it pertained to the Company, was completed on September 11, 1997. The Company has received extensive SECURITIES AND EXCHANGE COMMISSION (SEC) COMMENT LETTERS. Following is a description of these issues:

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

SECURITIES AND EXCHANGE COMMISSION COMMENT LETTERS. The Company has received extensive comment letters from the Staff of the Securities and Exchange Commission ("SEC") on its Forms 10-K for the year ended December 31, 1995 and 1997 and on its Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the financial statements included therein. See Note 14 for a discussion of the Company's responses to such comment letters.

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

                              Net Before
                            As Originally  Attributable    Restate -     '95 Restated   '95 Restated
                               Reported      To Kinesix      Note 2        Adjustments   Financials
--------------------------  --------------  -----------  --------------  --------------  ----------
                                                            (In thousands)
Reduction of capitalized
software costs              $     (17,917)  $   (3,991)  $     (13,926)  $           -   $ (13,926)
Increase in bad debt
reserve provision                  (3,192)           -          (3,192)           (655)     (2,537)
Expense accruals and
other adjustments                  (1,625)           -          (1,625)              -      (1,625)
Total fourth quarter 1995
adjustments                 $     (22,734)  $   (3,991)  $     (18,743)  $        (655)  $ (18,088)
                            ==============  ===========  ==============  ==============  ==========

              SCIENTIFIC SOFTWARE-INTERCOMP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE  14  -  SUBSEQUENT  EVENTS
ACQUISITION  OF  THE  COMPANY

     On June 17, 1998, the Company entered into an agreement and plan of merger pursuant to which a subsidiary of Baker Hughes Incorporated will acquire the Company, subject to certain conditions. The acquisition does not include the separate sale of the assets of the Company's Pipeline Simulation Business to LIC as discussed in Note 10, which sale closed on May 1, 1998.

     The agreement and plan of merger provides that the shareholders of the Company's Common Stock would receive $.44 per share in consideration for the acquisition. In connection with the acquisition, the Company's senior secured lenders, Lindner and Renaissance have agreed to accept discounted payments of $1.4 million and $1.3 million respectively in satisfaction of the outstanding
$6.5 million principal plus accrued interest and other obligations owed by the Company to the lenders. Halliburton has agreed to accept $2.5 million in cash in exchange for its $4.0 million preferred stock holding in the Company.

     The acquisition is subject to customary conditions as well as the approval of the Company's common shareholders. Closing of the acquisition is expected in the third quarter of 1998.

SEC  COMMENT  LETTERS

     The Company believes that it completed in June 1998 the process of providing responses to the SEC comment letters referred to in Note 12, as well as an additional SEC comment letter received by the Company in June 1998. With the filing of the audited restated 1994 and 1993 financial statements included herein and discussed in Note 2 with the SEC as part of an amendment to the Company's 1997 Annual Report on Form 10-K, the Company believes that all financial accounting and disclosure issues raised in the SEC comment letters will be resolved.

FINANCIAL  STATEMENT  SCHEDULES

                                        SCHEDULE II
                            SCIENTIFIC SOFTWARE-INTERCOMP, INC.
                                    VALUATION RESERVES

                                                                  Deductions
                                                  Additions    (Write-offs of
                                  Balance at      Charged to      Previously   Balance at
                                   Beginning      Costs and        Reserved      End of
                                   of Period       Expenses        Amounts)      Period
                                  -----------  ----------------  ------------  -----------
Allowance for doubtful accounts:
Year Ended December 31,
 1997                             $   690,000  $       308,000   $  (117,000)  $   881,000
                                  ===========  ================  ============  ===========
Allowance for doubtful accounts:
Year Ended December 31,
 1996                             $ 3,301,000  $    (1,057,000)  $(1,554,000)  $   690,000
                                  ===========  ================  ============  ===========
Allowance for doubtful accounts:
Year Ended December 31,
 1995                             $ 4,417,000  $     2,649,000   $(3,765,000)  $ 3,301,000
                                  ===========  ================  ============  ===========

Allowance for doubtful accounts:
Year Ended December 31,
 1994                             $   831,000  $     5,452,000   $(1,866,000)  $ 4,417,000
                                  ===========  ================  ============  ===========
Allowance for doubtful accounts:
Year Ended December 31,
 1993                             $   682,000  $       165,000   $   (16,000)  $   831,000
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

                                       SUMMARY COMPENSATION TABLE

                                                                              Long-Term Compensation
                                                                    -------------------------------------------
                                                                   Awards            Payouts
                                                                              ------------------------
                                         Annual Compensation     Restricted
                                   -------------------------------
                                                     Other Annual    Stock                 All Other
Name and                           Salary    Bonus   Compensation   Award(s)  Options/   Compensation
Principal Position          Year    ($)       ($)         ($)         ($)      SARs(#)        ($)        Total
--------------------------  ----  --------  -------  -------------  --------  ---------  -------------  -------

George Steel(1)             1997   199,999        0              0         0    600,000             0   199,999
President and               1996   162,500        0              0         0    110,000             0   162,500
Chief Executive Officer     1995         0        0              0         0          0             0         0
--------------------------  ----  --------  -------  -------------  --------  ---------  -------------  -------

Robert G. Parish(2)         1997   156,992        0              0         0     25,000             0   156,992

Executive Vice President,   1996   146,485   28,074              0         0      7,000             0   174,559
Exploration &                                                                                 5,715(3)
Production                  1995   142,876        0              0         0     10,000       7,641(4)  156,232
Consulting
--------------------------

Gordon L. Scheig            1997    76,750        0         52,195         0     25,000             0   128,945
Vice President,             1996    70,625        0        100,500         0      6,000             0   171,125
Sales - America             1995    75,000    3,637         29,096         0          0             0   107,733


Peter C. Colonomos          1997    89,999        0         23,204         0          0             0   113,203
Vice President,             1996    71,242    6,090         33,902         0          0             0   111,234
E&P Consulting              1995         0        0              0         0          0             0         0
Sales-South America


Dag G. Heggelund            1997   112,625        0              0         0     25,000             0   112,625
Vice President,             1996   101,708    5,000              0         0     10,000             0   106,708
WorkBench                   1995    87,176    4,550          5,750         0      7,500             0    97,476
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


                          Option/SAR Grants in Last Fiscal Year


                                    Individual Grants
                                    -----------------

                       Number of     Percent of     Exercise   Expiration    Grant Date
                      securities        total       or base      date(1)      present
                      underlying    options/SARs     price                   VALUE $(2)
                     Options/SARs    granted to      ($/Sh)
Name                  granted (#)   employees in
                                     fiscal year
(a)                       (b)            (c)          (d)          (e)          (f)
-------------------  -------------  -------------  ----------  -----------  ------------

George Steel               150,000          16.7%  $      .50      2/10/02  $     63,000
                     -------------  -------------  ----------  -----------  ------------
                           150,000          16.7%  $     1.00      2/10/02        61,000
                     -------------  -------------  ----------  -----------  ------------
                           150,000          16.7%  $     1.50      2/10/02        60,000
                     -------------  -------------  ----------  -----------  ------------
                           150,000          16.7%  $     2.00      2/10/02        59,000
                     -------------  -------------  ----------  -----------  ------------
Robert G. Parish            25,000           2.8%  $      .50      7/21/98        15,000
                     -------------  -------------  ----------  -----------  ------------
Gordon L. Scheig            25,000           2.8%  $      .50      2/10/02        12,000
                     -------------  -------------  ----------  -----------  ------------
Peter C. Colonomos          25,000           2.8%  $      .50      4/20/98        12,000
                     -------------  -------------  ----------  -----------  ------------
                             3,000            .3%  $      .63      4/20/98         2,000
                     -------------  -------------  ----------  -----------  ------------
Dag G. Heggelund           25,0000           2.8%  $      .50       6/2/98        12,000
-------------------  -------------  -------------  ----------  -----------  ------------

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

     The following table sets forth certain information regarding the stock options held as of December 31, 1997 by the Named Executive Officers:

                    AGGREGATED FISCAL YEAR END OPTIONS VALUES

                       Number of Unexercised
                            Options at
                       Fiscal Year End (#)
                       -------------------
Name                Exercisable  Unexercisable
                    -----------  -------------
George Steel            610,000              0
Gordon L. Scheig         31,000              0
Peter C. Colonomos            0              0
Robert G. Parish         78,500          2,500
Dag G. Heggelund         42,500              0

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

The following table sets forth certain information regarding all repricings of options held by any executive officer of the Company during the last ten fiscal years:

                           Ten Year Option Repricings


                                  Securities                                                           Length of
                                  underlying     Market price of     Exercise price                    original
                                   number of     stock at time of      at time of     New exercise    Option term
Name                    Date     options/SARs      repricing or       repricing or      price ($)      Remaining
                                  repriced or     amendment ($)      amendment ($)                    at date of
                                  amended (#)                                                        repricing or
                                                                                                       Amendment
(a)                      (b)          (c)              (d)                (e)              (f)            (g)
--------------------  ---------  -------------  ------------------  ----------------  -------------  -------------
George Steel,
President and Chief
Executive Officer      01/03/97        100,000  $              .50  $          2.875              *        4 years
                      ---------  -------------  ------------------  ----------------  -------------  -------------

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

                      Comparison of Cumulative Total Return
                   Among Scientific Software-Intercomp, Inc.,
                    the S&P 500 and the S&P Energy Composite

                                     12/31/92   12/31/93   12/31/94   12/31/95   12/31/96   12/31/97
                                     ---------  ---------  ---------  ---------  ---------  ---------
Scientific Software-Intercomp, Inc.  $     100  $  118.33  $  166.67  $   66.67  $   40.67  $    3.33
                                     ---------  ---------  ---------  ---------  ---------  ---------
S&P 500                              $     100  $  110.08  $  111.53  $  153.45  $  188.68  $  251.62
                                     ---------  ---------  ---------  ---------  ---------  ---------
S&P Energy Composite                 $     100  $  115.73  $  120.17  $  157.13  $  197.64  $  247.54
-----------------------------------  ---------  ---------  ---------  ---------  ---------  ---------

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

                                              Number of
                                               Shares
                                            Beneficially   % Beneficial
Name and Address of Beneficial Owner          Owned(6)     Ownership(6)
George Steel(1)(2)                             610,000(7)           6.3%
Gordon L. Scheig(1)                             47,036(8)             *
Peter C. Colonomos, Ph.D.(1)(3)                  2,928(9)             *
Dag G. Heggelund, Ph.D.(1)(3)                  42,500(10)             *
Robert G. Parish, Ph.D.(1)(4)                 121,315(11)           1.3%
William B. Nichols, Ph.D.(2)                   88,741(12)             *
Edward O. Price, Jr.(2)                        15,500(13)             *
Jack L. Howard(2)                              63,000(14)             *

All Named Executive Officers and
Directors as a group (8) individuals             993,244           10.1%

Renaissance Capital Partners II, Ltd.
Renaissance Capital Group, Inc.
Managing General Partner
8080 N. Central Expressway
Suite 210-LB 59
Dallas, TX 75206-1857
Vance M. Arnold, Executive Vice President     847,218(15)           8.9%

Ryback Management Corporation(16)
7711 Carondelet Avenue, Suite 700
St. Louis, MO 63105
Eric Ryback, President                      3,230,000(17)          30.6
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(1)     Consists  of  exercisable  options  to  acquire 610,000 shares of Common
        Stock.
(2)     Includes  exercisable  options to acquire 31,000 shares of Common Stock.
(3)     Dr.  Colonomos  holds  no  options  to  acquire  shares of Common Stock.
(4)     Includes  exercisable  options to acquire 42,500 shares of Common Stock.
(5)     Includes  exercisable  options to acquire 78,500 shares of Common Stock.
(6)     Includes  exercisable  options to acquire 20,000 shares of Common Stock.
(7)     Includes  exercisable  options to acquire 12,500 shares of Common Stock.
(8)     Includes  exercisable  options  to acquire 5,000 shares of Common Stock.
(9)     Includes exercisable warrants to require 450,000 shares of Common Stock.
(10) Ryback Management Corporation controls the Lindner Funds, a senior secured creditor of the Company.
(11)    Includes  exercisable  warrants  to  acquire 1,500,000 shares of Common
        Stock.

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

3.         Exhibits
           ------------------------------------------------------------------------------------
      2.1  Agreement and Plan of Merger dated June 17, 1998 between the Company and
           Baker Hughes Oilfield Operations, Inc. (filed as Exhibit B to the Company's Report on Form 8-K dated June 17, 1998 and incorporated herein by reference.)
      3.1  Articles of Incorporation of the Company dated February 8, 1968, (filed as
           Exhibit 3.1 to the Company's Report on Form 10-K for the year ended
           December 31, 1984, and incorporated herein by reference).
      3.2  Articles of Amendment to the Articles of Incorporation of the Company dated
           May 28, 1982 (filed as Exhibit 3.2 to the Company's Report on Form 10-K for
           the year ended December 31, 1984, and incorporated herein by reference).
      3.3  Articles of Amendment to the Articles of Incorporation of the Company dated
           June 7, 1984 (filed as Exhibit 3.1 to the Company's Registration Statement on
           Form S-3, Registration No. 2-95792, and incorporated herein by reference).
      3.4  Certificate of Correction to the Articles of Amendment to the Articles of
           Incorporation of the Company dated October 23, 1985 (filed as Exhibit 3.4 to the Company's Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).
      3.5  Articles of Amendment to Articles of Incorporation of the Company dated
           August 9, 1991 (filed as Exhibit 3.1 to the Company's Report on Form 8-K dated August 27, 1991, and incorporated herein by reference).
      3.6  Articles of Amendment to Articles of Incorporation of the Company dated
           June 21, 1990  (filed as Exhibit 2.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).
      3.7  Bylaws of the Company (filed as Exhibit 3.5 to the Company's Report on
           Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).
      3.8  Amendment to the Bylaws of the Company (filed as Exhibit 3.1 to the
           Company's Report on Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference).
      3.9  Articles of Amendment to Articles of Incorporation of the Company dated
           August 9, 1991 (filed as Exhibit 3.1 on Form 8-K dated August 27, 1991, and incorporated herein by reference).
     3.10  Articles of Amendment to Articles of Incorporation of the Company dated
           December 14, 1994 increasing the number of shares of authorized stock (filed as Exhibit 3.10 to the Company's Report on Form 10-K/A for the year ended
           December 31, 1994, and incorporated herein by reference).
      4.1  Convertible Debenture Loan Agreement for $2,500,000 dated September 30,
           1992 between Renaissance Capital Partners II, Ltd. and Scientific Software-
           Intercomp, Inc. (filed as Exhibit 4.1 to the Company's Form 8-K dated
           October 19, 1992 and incorporated herein by reference).
      4.2  First Amendment to the Convertible Debenture Loan Agreement for an
           additional $1,000,000, dated September 15, 1993, between Renaissance
           Capital Partners II, Ltd. and Scientific Software-Intercomp, Inc. (filed as
           Exhibit 4.1 to the Company's Form 8-K dated October 19, 1992 and incorporated herein by reference).
      4.3  Form of Stockholder Lock-up Agreement (filed as Exhibit 4.5 to the
           Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
      4.4  Letter Agreement Dated May 5, 1994 between Renaissance Capital Partners
           II, Ltd. and Scientific Software-Intercomp, Inc., regarding conversion of debentures (filed as Exhibit 4.6 to the Company's Form S-1 dated May 9,
           1994 and incorporated herein by reference).
     10.1  Form of Stock Option Agreement for stock options issued under the informal
           Non-Qualified Stock Option Plan (filed as Exhibit 4.6 to the Company's Form
           S-1 dated May 9, 1994 and incorporated herein by reference).
     10.2  Employees Stock Ownership Plan and Trust as restated on January 1, 1989
           (filed as Exhibit 10.28 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
     10.3  Target Benefit Plan as restated on January 1, 1989 (filed as Exhibit 10.29 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
     10.4  First Interstate Bank of Denver, N.A. Defined Contribution Master Plan and
           Trust Agreement  (filed as Exhibit 10.30 to the Company's Form S-1 dated
           May 9, 1994 and incorporated herein by reference).
     10.5  Adoption Agreement #001 Nonstandardized Code Section 401(K) Profit
           Sharing Plan dated July 1, 1990  (filed as Exhibit 10.31 to the Company's
           Form S-1 dated May 9, 1994 and incorporated herein by reference).
     10.6  Scientific Software-Intercomp, Inc. Deferred Compensation Plan  (filed as
           Exhibit 10.33 to the Company's Form S-1 dated May 9, 1994 and incorporated herein by reference).
     10.7  Business Loan Agreement for $6.5 million dated September 20, 1994, between Bank One, Boulder, N.A. and Scientific Software-Intercomp, Inc.,
           including Working Capital Guarantee Agreement dated September 29, 1994, between Bank One, Boulder, N.A. and Export-Import Bank of the United
           States referred to as "Exhibit B" (filed as Exhibit 10.37 to the Company's
           Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
     10.8  Promissory Note of Scientific Software-Intercomp, Inc. to Bank One, Boulder,
           N.A. for $5,000,000, dated September 20, 1994 (filed as Exhibit 10.38 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
     10.9  Promissory Note of Scientific Software-Intercomp, Inc. to Bank One, Boulder,
           N.A. for $1,500,000, dated September 20, 1994 (filed as Exhibit 10.39 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
    10.10  Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated May 30, 1995, extending maturity to July 15,
           1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.41 to the Company's
           Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
    10.11  Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated July 15, 1995, extending maturity to
           August 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.42 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
    10.12  Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated August 15, 1995, extending maturity to
           September 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994(filed as Exhibit 10.43 to the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
    10.13  Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated September 15, 1995, extending maturity to
           September 30, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.44 to the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
    10.14  Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated September 30, 1995, extending maturity to
           October 15, 1995 relating to original Business Loan Agreement in the amount of $6.5 million, dated September 20, 1994 (filed as Exhibit 10.45 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
    10.15  Business Loan Agreement for $5.13 million dated October 15, 1995, renewing maturity to March 30, 1996, between Bank One, Boulder, N.A. and Scientific
           Software-Intercomp, Inc., including Working Capital Guarantee Agreement dated September 21, 1995, between Bank One, Boulder, N.A. and Export-
           Import Bank of the United States referred to as "Exhibit B" (filed as
           Exhibit 10.46 to the Company's Report on Form 10-K for the year ended
           December 31, 1994, and incorporated herein by reference).
    10.16  Change in Terms Agreement between Scientific Software-Intercomp, Inc. to
           Bank One, Boulder, N.A., dated November 15, 1995, in the amount of
           500,000.00 relating to original Business Loan Agreement in the amount of
           5.13 million, dated October 15, 1995 (filed as Exhibit 10.47 to the
           Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).
    10.17  Letter of Commitment From Lindner Funds dated March 29 ,1996 evidencing the commitment to provide the Company with a loan of $5 million (filed as
           Exhibit 10.33 to the Company's Report on Form 10-K for the year ended
           December 31, 1995, and incorporated herein by reference).
    10.18  Letter of Commitment from Renaissance Capital Group, Inc. dated April 4,
           1996 to restructure its convertible debentures (filed as Exhibit 10.34 to the
           Company's Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
    10.19  Letter of Commitment from Bank One dated April 8, 1996 to restructure and extend a revolving line of credit in the amount of $1.5 million through April 15,
           1997 (filed as Exhibit 10.35 to the Company's Report on Form 10-K for the
           year ended December 31, 1995, and incorporated herein by reference).
    10.20  Loan Agreement dated April 26, 1996 by and between Scientific Software-
           Intercomp, Inc. and Lindner Dividend Fund, and Renaissance Capital
           Partners II, Ltd. to provide the Company with Loans in the amount of $5 million and $1.5 million, respectively.
    10.21  Letter Agreement dated March 30, 1998 between the Company and Lindner
           Funds (filed as Exhibit C to the Company's Report on Form 8-K dated
           March 27, 1998 and incorporated herein by reference.)
    10.22  Letter Agreement dated March 30, 1998 between the Company and
           Renaissance Partners II, Ltd. (filed as Exhibit D to the Company's Report on
           Form 8-K dated March 27, 1998 and incorporated herein by reference.)
    10.23  Letters dated March 27, 1998 and March 30, 1998 regarding agreement
           With Halliburton Company (filed as Exhibit E to the Company's Report on
           Form 8-K dated March 27, 1998 and incorporated herein by reference.)
    10.24  Asset Purchase Agreement dated March 1, 1998 by and among Scientific
           Software-Intercomp, Inc., SSI Bethany, Inc., Scientific Software-Intercomp
           U.K., Ltd. and LICENERGY, Inc.
    10.25  Letter Agreement dated April 30, 1998 between the Company and
           LICENERGY, INC. (filed as Exhibit A to the Company's report on
           Form 8-K dated May 1, 1998 and incorporated herein by reference.)
    10.26  Stock Option Agreement dated January 3, 1997 between the Company and George Steel (filed as Exhibit 10.26 to the Company's 1997 Annual Report on Form 10-K/A No. 1 and incorporated herein by reference.)
    10.27  Description of Employment Arrangement effective February 1996 between the Company and George Steel(filed as Exhibit 10.27 to the Company's 1997
           Annual Report on Form 10-K/A No. 1 and incorporated herein by reference.)
    10.28  Letter Agreement dated November 26, 1997 between the Company and
           George Steel regarding Continued Employment(filed as Exhibit 10.28 to the
           Company's 1997 Annual Report on Form 10-K/A No. 1 and incorporated herein by reference.)
    10.29  Change in Terms Agreement dated March 30, 1998 between the Company and Bank One, Colorado, N.A.
    10.30  Loan Agreement dated March 30, 1998 between the Company and Bank One, Colorado, N.A.
    10.31  Promissory Note of the Company dated April 30, 1998 payable to
           Bank One, Colorado, N.A. in the amount of $300,000.
    10.32  Change in Terms Agreement dated April 15, 1998 between the Company and Bank One, Colorado, N.A.
    10.33  Change in Terms Agreement dated October 30, 1997 between the Company and Bank One, Colorado, N.A.
    10.34  Change in Terms Agreement dated November 30, 1997 between the Company and Bank One, Colorado, N.A.

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

                       SCIENTIFIC SOFTWARE-INTERCOMP, INC.

July 1, 1998  /s/ George Steel
              ----------------
              George Steel
              Member of the Board of Directors, President and Chief Executive Officer (a principal executive officer and director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ George Steel                                          July 1, 1998
--------------------------------------------------------
George Steel
President and Chief Executive Officer and Director
/s/ Barbara J. Cavallo                                    July 1, 1998
Financial Controller
/s/ William B. Nichols                                    July 1, 1998
--------------------------------------------------------
William B. Nichols, Director
/s/ Edward O. Price, Jr.                                  July 1, 1998
--------------------------------------------------------
Edward O. Price, Jr., Chairman of the Board of Directors
/s/ Jack L. Howard                                        July 1, 1998
--------------------------------------------------------
Jack L. Howard, Director